Form 10QSB
period 1996-03-31
CAROLINA COMMUNITY BANCSHARES INC
filed 1996-05-14
CIK 1002516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarterly Period Ended                              Commission File Number
      MARCH 31, 1996                                           33-97778




                      CAROLINA COMMUNITY BANCSHARES, INC.
- - -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



         SOUTH CAROLINA                                 57-1024331
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              100 EAST LEITNER STREET, LATTA, SOUTH CAROLINA 29565
- - -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 752-7139
- - -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
- - -------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                       No
                            -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, $1.00 Par Value                                381,757
- - -----------------------------                     ------------------------------
            Class                                 Outstanding as of May 10, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS


                                      March 31,      December 31,
                                        1996             1995
ASSETS                               (Unaudited)       (Audited)
                                     -----------     ------------
Cash and due from banks              $ 1,024,004     $ 1,095,219
Investment securities:
     Securities available-for-sale,
     at market value                   5,867,772       6,807,740
Investment securities:
     Securities held-to-maturity,
     at market value                     862,507       1,005,475
Loans, net                            13,180,818      10,381,406
Property & equipment, net                556,903         171,360
Goodwill                               1,457,347       1,459,924
Other assets                             232,968         258,219
                                     -----------     -----------
     Total Assets                    $23,182,319     $21,179,343
                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
     Non-interest bearing deposits   $ 3,316,839     $ 3,501,360
     Interest bearing deposits        15,599,175      12,834,924
                                     -----------     -----------
     Total deposits                  $18,916,014     $16,336,284
Accounts payable                         131,704         154,152
Federal funds purchased                       --         650,000
Note payable                             400,000       1,100,000
                                     -----------     -----------
     Total Liabilities               $19,447,718     $18,240,436
                                     -----------     -----------
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value,
     10,000,000 shares authorized,
     381,300 (3-31-96)
     & 300,957 (12-31-95)
     shares issued & outstanding     $   381,300     $   300,957
Paid-in capital                        3,401,441       2,678,353
Retained deficit                         (31,709)        (20,089)
Unrealized gain/(loss) on
     securities available-for-sale       (16,431)        (20,314)
                                     -----------     -----------
     Total Shareholders' Equity      $ 3,734,601     $ 2,938,907
                                     -----------     -----------
     Total Liabilities and
     Shareholders' Equity            $23,182,319     $21,179,343
                                     ===========     ===========


            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                           For the three months
                                              ended March 31,
                                         ------------------------
                                           1996             1995
                                         ------------------------
Interest income                          $386,097         Company
Interest expense                          170,751
                                         --------
                                                            was
Net interest income                      $215,346
                                                            not
Provision for possible loan losses         36,000
                                         --------
                                                        operational
Net interest income after provision
     for possible loan losses            $179,346
                                         --------

Other income
     Service charges                     $ 49,095
     Miscellaneous income                  14,760
                                         --------
     Total other income                  $ 63,855
                                         --------

Salaries and benefits                    $149,361
Depreciation                               14,103
Amortization                               26,071
Data processing                             1,676
Regulatory fees and assessments             3,447
Other operating expenses                   50,390
                                         --------
     Total operating expenses            $245,048
                                         --------

Net (loss) before taxes                  $ (1,847)

Income taxes                                9,773
                                         --------

Net (loss)                               $(11,620)
                                         ========


(Loss) per share                         $   (.03)
                                         ========



            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                             Three Months Ended
                                          ---------------------------
                                                  March 31,
                                          ---------------------------
                                              1996            1995
                                          -----------     -----------
Cash flows from operating activities:     $   128,008       Company
                                          -----------

Cash flows from Investing Activities:                         was
     Securities, available-for-sale
     Purchase of securities               $(1,502,812)        not
     Maturity and paydowns                  2,379,486
     Securities, held-to-maturity                         operational
     Maturity and paydowns                    126,000
     (Increase) in loans                   (2,835,412)
     Purchase of property and equipment      (399,646)
                                          -----------
Net cash used in investing activities     $(2,232,384)
                                          -----------

Cash flows from Financing Activities:
     Issuance of common stock, net        $   803,431
     Note payable                            (700,000)
     Purchase of federal funds               (650,000)
     Increase in deposits                   2,579,730
                                          -----------
Cash (used by) financing activities       $ 2,033,161
                                          -----------

Net decrease in cash
     and cash equivalents                 $   (71,215)
Cash and cash equivalents,
     beginning of period                    1,095,219
                                          -----------
Cash and cash equivalents,
     end of period                        $ 1,024,004
                                          ===========







            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF ORGANIZATION

     Carolina Community Bancshares, Inc., Latta, South Carolina (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1995, for the purpose of operating as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended.

     Pursuant to a Stock Purchase Agreement entered into with SouthTrust Corporation, Birmingham, Alabama ("SouthTrust"), the Company consummated the purchase of SouthTrust Bank of Dillon County on November 1, 1995. Immediately thereafter, the acquired bank was renamed Carolina Community Bank, N.A. (the "Bank").


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

     Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

      1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

      2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

      3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


     Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discounts, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

     Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     In October 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

     Property and Equipment. Building, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             LATTA, SOUTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

     Income Taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

     Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

     Net Loss Per Share. Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding for the period ended March 31, 1996 (341,129 shares). Loss per share of $.03 for the three-month period ended March 31, 1996 may not be indicative of projected earnings/losses for the year ending December 31, 1996.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company was incorporated in South Carolina on May 26, 1995 to become a bank holding company and to own and control all of the outstanding shares of an existing bank, SouthTrust Bank of Dillon County, Latta, South Carolina.

     Pursuant to a Stock Purchase Agreement entered into with SouthTrust Corporation, Birmingham, Alabama, the Company consummated the purchase of SouthTrust Bank of Dillon County on November 1, 1995. Immediately thereafter, the acquired bank was renamed Carolina Community Bank, N.A. To fund the purchase price of $4.0 million, the Company (i) sold, through a Private Placement Memorandum, 300,957 shares of its common stock for $2,979,310 (net of $30,260 in selling expenses) and (ii) borrowed $1.1 million from an unrelated financial institution.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1996 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.0 million, representing 4.3% of total assets. Investment securities amounted to $6.7 million, representing 28.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1996, total deposits increased from $16.3 million to $18.9 million, representing an annualized increase of 63.8%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.


                                                       Minimum
                                        Bank's        required
                                    March 31, 1996  by regulator
                                    --------------  ------------
               Leverage ratio            11.1%           4.0%
               Risk weighted ratio       19.9%           8.0%

     Note that with respect to the leverage ratio, the OCC expects a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 11.1% is well above the required minimum.

Results of Operations

     Since principal banking operations only commenced on November 1, 1995, a comparison of the March 31, 1996 results (when banking operations were in progress) to those of March 31, 1995 are not meaningful. This discussion will therefore concentrate on the March 31, 1996 results.

     Net loss for the three-month period ended March 31, 1996 amounted to $11,620, or $.03 per share. The following is a brief discussion of the more significant components of net income:

       a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.


                         Interest                                            Interest
                     Earning Assets/                             Average      Income/      Yield/
                     Bearing Liabilities                         Balance        Cost        Cost
                     -------------------                         -------     --------      ------
                     Federal funds sold                       $    89,010     $    93        .01%
                     Securities                                 6,507,000      102,515      6.30%
                     Loans                                     13,101,000      283,489      8.66%
                                                              -----------     --------      ----
                       Total                                  $19,697,010     $386,097      7.84%
                                                              -----------     --------      ----

                     Deposits                                 $18,112,000     $160,428      3.54%
                     Federal fund purchased                       761,000       10,323      5.43%
                                                              -----------     --------      ----
                       Total                                  $18,873,000     $170,751      3.62%
                                                              -----------     --------      ----

                     Net interest income                                      $215,346
                                                                              ========
                     Net yield on earning assets                                            4.37%
                                                                                            ====


       b. Other income for the three-month period ended March 31, 1996 amounted to $63,855. On an annualized basis, this represents 11.0% of total assets.

       c. Operating expenses for the three-month period ended March 31, 1996 amounted to $245,048. On an annualized basis, this represents 4.22% of total assets.

     At December 31, 1995, the allowance for loan losses amounted to $157,420. By March 31, 1996, the allowance had grown to $193,193. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.49% to 1.44% during the three-month period ended March 31, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.  The following exhibits are filed with this report.

            27 -  Financial Data Schedule (for SEC use only)

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAROLINA COMMUNITY BANCSHARES, INC.

Dated: May 13, 1996                By: /s/ R. Walton Brown
                                      ------------------------------------------
                                      R. Walton Brown
                                      President and Chief Executive Officer
                                      (Principal Executive, Financial and
                                      Accounting Officer)