Form 10QSB
period 1996-06-30
CAROLINA COMMUNITY BANCSHARES INC
filed 1996-08-13
CIK 1002516

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
       June 30, 1996                                             33-97778

                      CAROLINA COMMUNITY BANCSHARES, INC.
                      -----------------------------------
       (Exact name of small business issuer as specified in its charter)

         South Carolina                                  57-1024331
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              100 East Leitner Street, Latta, South Carolina 29565
              ----------------------------------------------------
                    (Address of Principle Executive Offices)

                                 (803)752-7139
                                 -------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES    X    NO
                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


Common Stock, $1.00 Par Value                               414,710
- -----------------------------                  ---------------------------------
            Class                              Outstanding as of August 10, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             Latta, South Carolina
                          Consolidated Balance Sheets

                                                        June 30,     Dec 31,
                                                          1996        1995
ASSETS                                                (UNAUDITED)   (AUDITED)
                                                      -----------  -----------
Cash and due from banks                               $ 1,385,630  $ 1,095,219
Investment securities:
 Securities available-for-sale, at market value         5,132,999    6,807,740
Investment securities:
 Securities held-to-maturity, at market value             838,515    1,005,475
Federal funds sold                                      1,600,000
Loans, net                                             16,118,836   10,381,406
Property & equipment, net                                 541,404      171,360
Goodwill                                                1,428,354    1,459,924
Other assets                                              293,297      258,219
                                                      -----------  -----------
                    Total Assets                      $27,339,035  $21,179,343
                                                      -----------  -----------

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits                        $ 4,439,823  $ 3,501,360
 Interest bearing deposits                             18,686,790   12,834,924
                                                      -----------  -----------
                    Total Deposits                    $23,126,613  $16,336,284
                                                      -----------  -----------

Accounts Payable                                      $   105,036  $   154,152
Federal funds purchased                                         0      650,000
Note payable                                                    0    1,100,000
                                                      -----------  -----------
                    Total Payables                    $   105,036  $ 1,904,152
                                                      -----------  -----------
                                  Total Liabilities   $23,231,649  $18,240,436
                                                      ===========  ===========
Commitments and contingencies
Shareholders' Equity:
 Common stock, $1.00 par value, 10,000,000 shares
 authorized  414,710 (6-30-96)  & 300,957
 (12-31-96) shares issued  & outstanding              $   414,710  $   300,957
Paid-in-capital                                         3,702,131    2,678,353
Retained Earnings (deficit)                                27,353      (20,089)
Unrealized gain (loss)
 Securities available-for-sale                            (36,808)     (20,314)

              Total Shareholders' Equity              $ 4,107,386  $ 2,938,907
                                                      ===========  ===========
         Total Liabilities and Shareholder's Equity   $27,339,035  $21,179,343
                                                      ===========  ===========

            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             Latta, South Carolina
                         Consolidated Income Statement
                                  (Unaudited)

                                          For the Three Months Ended    For the Six Months Ended
                                          --------------------------    ------------------------
                                              Jun 30      Jun 30           Jun 30,    Jun 30,
                                               1996        1995             1996        1995
                                               ----        ----             ----        ----
Interest income                              $459,349                     $845,446
Interest expense                              181,160    COMPANY           351,911    COMPANY
                                             --------                     --------
Net interest income                          $278,189      WAS            $493,535      WAS

Provision for possible loan losses             10,000      NOT              46,000      NOT
                                             --------                     --------
                                                       OPERATIONAL                  OPERATIONAL
Net interest income after provision
   for possible loan losses                  $268,189                     $447,535


Other income
   Service charges                             57,786                      106,881
   Miscellaneous income                        13,698                       28,458
                                             --------                     --------
   Total Other Income                        $ 71,484                     $135,339
                                             --------                     --------

Salaries and benefits                         145,492                     $294,853
Depreciation                                   21,010                       35,113
Amortization                                   26,369                       52,440
Data Processing                                 1,347                        3,023
Regulatory fees and assessments                 3,699                        7,146
Other operating expenses                       52,438                      102,828
                                             --------                     --------
   Total operating expenses                  $250,355                     $495,403
                                             --------                     --------

Net income before taxes                      $ 89,318                     $ 87,471

Income Taxes                                  (30,255)                     (40,028)
                                             --------                     --------

Net income                                   $ 59,063                     $ 47,443
                                             --------                     --------

Income (Loss) per share                      $   0.15                     $   0.12
                                             ========                     ========


            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             Latta, South Carolina
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                For the six months
                                                  ended June 30,
                                                  --------------
                                                 1996        1995
                                                 ----        ----
Cash flows from operating activities:        $   169,117    COMPANY

                                                              WAS
Cash flows from investing activities:
    Securities, available-for-sale                            NOT
        Purchase of securities               $(2,000,781)
        Maturity and paydowns                  3,675,522  OPERATIONAL
    Securities, held-to-maturity
        Maturity and paydowns                    166,960
       (Increase) in loans                    (5,893,009)
    Purchase of property and equipment          (405,157)
                                             -----------
    Net cash used in investing activities    $(4,456,465)


Cash flows from financing activities:
    Issuance of common stock, net            $ 1,137,430
    Note payable                              (1,100,000)
    Purchase of federal funds                   (650,000)
    Increase in deposits                       6,790,329

Cash (used by) financing activities          $ 6,177,759
                                             -----------

Net Increase in cash and cash equivalents      1,890,411

Cash and cash equivalents, beginning of
    period                                     1,095,219
                                             -----------

Cash and cash equivalents, end of
    period                                    $2,985,630
                                              ==========




            Refer to notes to the consolidated financial statements.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             Latta, South Carolina
             Notes to consolidated Financial Statements (Unaudited)
                                 June 30, 1996

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

         Basis of Accounting. The Accounting and reporting policies of the Company conform to generally accepted accounting principles for interim financial information, the instructions for Form 10-QSB and to general practices in the banking industry. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

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

                 3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholder's equity. Unrealized gains and losses are excluded from the income statement.

         Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

                      CAROLINA COMMUNITY BANCSHARES, INC.
                             Latta, South Carolina
             Notes to consolidated Financial Statements (Unaudited)
                                 June 30, 1996

         Loans are generally placed on non-accrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expense reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

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

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure"("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

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

         Income Taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of the events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

         Net Income Per Share. Net income per share was computed by dividing the net income by the average number of shares outstanding for the three months and six months ended, June 30, 1996 (404,667 shares). Income per share of $.12 for the six month period ended June 30, 1996 and $.15 for the three month period ended June 30, 1996 may not be indicative of projected earnings/losses for the year ending December 31, 1996.

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

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1996 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds amounted to $2,985,630 representing 10.9% of total assets. Investment securities amounted to $5,971,514 representing 21.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the six month period ended June 30, 1996, total deposits increased from $16,336,284 at December 31, 1995 to $23,126,613, representing an annualized increase of 83.0%. The Company, however, does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demand, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

         The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").


                                                                    Minimum
                              Bank's                                 required
                          June 30, 1996                            by regulator
                          -------------                            ------------
Leverage ratio                9.81%                                   4.0%

Risk weighted ratio          16.43%                                   8.0%

         Note that with respect to the leverage ratio, the OCC requires a minimum of 5.0% to 6.0% ratio for the banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 9.81% is well above the required minimum.

Financial Condition and Results of Operations

         Since principle banking operations only commenced on November 1, 1995, a comparison of the June 30, 1995 results are not meaningful. This discussion will therefore concentrate on the June 30, 1996 results.

         Net income for the three month and six month periods ended June 30, 1996 amounted to $59,063 and $47,443, or $.15 and $.12 per share respectively. The following is a brief discussion of the more significant components of net income:

         a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the six month period ended June 30, 1996.


                 Interest Earning Assets/            Average   Interest/ Income
                 Bearing Liabilities                 Balance         Cost         Yield/Cost
                 -------------------                 -------         -----        ----------
                 Federal Funds Sold                $   465,193     $ 10,725         4.61%
                 Securities                          5,509,139      197,593         7.17%
                 Loans                              13,929,927      637,128         9.15%
                                                   -----------     --------         ----
                 Total                             $19,904,259     $845,446         8.50%
                                                   -----------     --------         ----

                 Deposits                          $19,175,514     $341,131         3.34%
                 Federal Fund Purchased                235,359       10,780         9.16%
                                                   -----------     --------         ----
                 Total                             $19,410,873     $351,911         3.63%
                                                   -----------     --------         ----

                 Net Interest Income                               $493,535
                                                                   ========
                 Net Yield on Earning Assets                                        5.16%
                                                                                    ====

The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three month period ended June 30, 1996.


                 Interest Earning Assets/            Average   Interest/ Income
                 Bearing Liabilities                 Balance         Cost         Yield/Cost
                 -------------------                 -------         -----        ----------
                 Federal Funds Sold                $   858,218      $ 10,632        4.96%
                 Securities                          6,282,710        95,078        6.05%
                 Loans                              14,978,431       353,639        9.44%
                                                   -----------      --------        ----
                 Total                             $22,119,359      $459,349        8.31%
                                                   -----------      --------        ----

                 Deposits                          $21,337,699      $180,703        3.31%
                 Federal Fund Purchased                 32,222           457        5.67%
                                                   -----------      --------        ----
                 Total                             $22,369,921      $181,160        3.24%
                                                   -----------      --------        ----

                 Net Interest Income                                $278,189
                                                                    ========
                 Net Yield on Earning Assets                                        5.03%
                                                                                    ====


         b. Other income for the three month and the six month periods ended June 30, 1996 amounted to $71,484 and $135,339, respectively. On an annualized basis, this represents 1.0% and 0.9% of total assets for the three month and six month periods ended June 30, 1996, respectively.

         c. Operating expenses, for the three-month period and the six month periods ended June 30, 1996 amounted to $250,355 and $495,403, respectively. On an annualized basis, this represents 3.6% of total assets for the three month period and the six month periods ended June 30, 1996.

         At December 31, 1995, the allowance for loan losses amounted to $157,420. By June 30, 1996, the allowance had grown to $203,160. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.49% at December 31, 1995 to 1.44% and 1.25% during the three month and six month periods ended June 30, 1996, respectively. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                    27    -    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAROLINA COMMUNITY BANCSHARES, INC.



Dated:  August 10, 1996           By:  /s/ R. Walton Brown
                                       -----------------------------------------
                                           R. Walton Brown
                                           President and Chief Executive Officer
                                           (Principle Executive, Financial and
                                           Accounting Officer)