Form 10QSB
period 1996-09-30
CAROLINA COMMUNITY BANCSHARES INC
filed 1996-11-06
CIK 1002516

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  DC  20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number
  September 30, 1996                                                   33-97778


                     CAROLINA COMMUNITY BANCSHARES, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



            SOUTH CAROLINA                            57-1024331
-------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


           100 EAST LEITNER STREET,  LATTA,  SOUTH CAROLINA  29565
           ------------------------------------------------------
                  (Address of Principle Executive Offices)

                               (803) 752-7139
               -----------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               NOT APPLICABLE
            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  X             NO
                                 ----               ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



Common Stock, $1.00 Par Value                       416,110
-----------------------------           ----------------------------------
           Class                        Outstanding as of November 1, 1996


Transitional Small Business Disclosure Format (check one):

                YES                     NO  X
                    ----                   ----

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CAROLINA COMMUNITY BANCSHARES, INC.
                            LATTA, SOUTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS


                                                      September 30        December 31
                                                          1996                1995
ASSETS                                                (UNAUDITED)          (AUDITED)
                                                      -----------         -----------
Cash and due from banks                               $ 1,662,106         $ 1,095,219
Investment securities:
 Securities available-for-sale, at market value         4,650,635           6,807,740
 Securities held-to-maturity, at market value             768,403           1,005,475
Federal funds sold                                      2,825,000
Loans, net                                             17,746,779          10,381,406
Property and equipment, net                               526,042             171,360
Goodwill                                                1,386,108           1,459,924
Other assets                                              304,891             258,219
                                                      -----------         -----------
            Total assets                              $29,869,964         $21,179,343
                                                      ===========         ===========
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing deposits                        $ 4,184,611         $ 3,501,360
 Interest bearing deposits                             21,327,731          12,834,924
                                                      -----------         -----------
   Total deposits                                     $25,512,343         $16,336,284
                                                      -----------         -----------
Accounts payable                                      $   162,448         $   154,152
Federal funds purchased                                                       650,000
Note payable                                                                1,100,000
                                                      -----------         -----------
   Total payables                                     $   162,448         $ 1,904,152
                                                      -----------         -----------
   Total liabilities                                  $25,674,791         $18,240,436
                                                      -----------         -----------
Shareholders' Equity:
 Common stock, $1.00 par value, 10,000,000 shares
 authorized, 416,110 and 300,957 shares issued and
 outstanding as of 9/30/96 and 12/31/95,
 respectively                                         $   416,110         $   300,957
Paid-in-capital                                         3,714,731           2,678,353
Retained earnings (deficit)                                90,129             (20,089)
Unrealized gain (loss)
 Securities available-for-sale                            (25,796)            (20,314)
                                                      -----------         -----------
  Total shareholders' equity                          $ 4,195,174         $ 2,938,907
                                                      -----------         -----------
 Total liabilities and shareholder's equity           $29,869,964         $21,179,343
                                                      ===========         ===========


           Refer to notes to the consolidated financial statements.

                     CAROLINA COMMUNITY BANCSHARES, INC.
                            LATTA, SOUTH CAROLINA
                        CONSOLIDATED INCOME STATEMENT
                                 (UNAUDITED)


                                              For the                   For the Nine       From Inception
                                         Three Months Ended             Months Ended            Thru
                                    September 30,      September 30,    September 30,      September 30,
                                        1996               1995              1996                1995
                                        ----               ----              ----                ----
Interest income                         $527,223       $    467            $1,372,669           $    467
Interest expense                         210,592                              562,503
                                        --------       --------            ----------           --------
Net interest income                     $316,631                           $  810,166           $    467
Provision for possible loan losses        28,000                               74,000           $    467
Net interest income after
provision for possible loan
losses                                  $288,631                           $  736,166           $    467
                                        --------       --------            ----------           --------
Other income
 Service charges                        $ 64,611                           $  171,492
 Miscellaneous income                     14,267                               42,725
                                        --------       --------            ----------           --------
 Total other income                     $ 78,878                           $  214,217
                                        --------       --------            ----------           --------
Salaries and benefits                   $148,390       $ 11,297            $  443,243           $ 45,427
Depreciation                               8,429                               43,542
Amortization                              26,368                               78,808
Data processing                            3,010                                6,033
Regulatory fees and assessments             (389)                               6,757
Other operating expenses                  74,141                              176,970
                                        --------       --------            ----------           --------
 Total operating expenses               $259,949         11,297            $  755,353           $ 45,427
                                        --------       --------            ----------           --------
Net income before taxes                 $107,560       ($11,297)           $  195,031           ($44,960)
Income taxes                              44,784                               84,812
                                        --------       --------            ----------           --------
Net income (loss)                       $ 62,776       ($11,297)           $  110,219           ($44,960)
                                        ========       ========            ==========           ========
Income per share                        $  0.151                           $    0.265
                                        ========       =========           ==========           ========


           Refer to notes to the consolidated financial statements.

                     CAROLINA COMMUNITY BANCSHARES, INC.
                            LATTA, SOUTH CAROLINA
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                   For the
                                                  Nine Months        From Inception
                                                    Ended                Thru
                                                September 30,         September 30,
                                                    1996                  1995
                                                  --------              --------
Cash flows from operating activities             $   264,651             ($103,617)
Cash flows from investing activities
     Purchase of securities                         (250,000)
     Maturity and paydowns                         2,644,176
     (Increase) in loans                          (7,439,373)
     Purchase of property and equipment             (405,157)                5,000
                                                  ----------             ---------
     Net cash used in investing activities       ($5,450,354)            $   5,000
                                                  ----------             ---------
Cash flows from financing activities:

     Issuance of common stock, net               $ 1,151,531             $   1,000
     Note payable                                 (1,100,000)              115,000
     Purchase (sale) of federal funds               (650,000)
     Increase in deposits                          9,176,059

Cash (used by) financing activities              $ 8,577,590             $ 116,000
                                                 -----------             ---------
Net increase in cash and cash equivalents          3,391,887                17,383
Cash and cash equivalents, beginning of period     1,095,219
                                                 -----------             ---------
Cash and cash equivalents, end of period         $ 4,487,106             $  17,383
                                                 ===========             =========

                     CAROLINA COMMUNITY BANCSHARES, INC.
                            Latta, South Carolina
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1996


Note 1 - Summary of Organization

     Carolina Community Bancshares, Inc., Latta, South Carolina (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1995, for the purpose of operating as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. A group of organizers initiated several financial transactions on behalf of the Company prior to the date of incorporation and as early as March 27, 1995, the date of inception.

     Pursuant to a Stock Purchase Agreement entered into with SouthTrust Corporation, Birmingham, Alabama ("SouthTrust"), the Company consummated the purchase of SouthTrust Bank of Dillon County on November 1, 1995. Immediately thereafter, the acquired bank was renamed Carolina Community Bank, N.A. (the "Bank").

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Because the acquisition of the Bank was not consummated until November 1, 1995, however, the financial statements for the three month period ended September 30, 1995 and the period from inception through September 30, 1995 have not been consolidated. The financial data for such periods primarily represents expenses incurred in organizing the Company.

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

        3. Available-for-sale securities: These are securities which are not classified as either or as trading securities. These securities are reported at fair market value.

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

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"("SFAS 114"). Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

     Net Income Per Share. Net income per share was computed by dividing the net income by the average number of shares outstanding for the three month and nine month periods ended September 30, 1996 (416,110 shares). Income per share of $.265 for the nine month period ended September 30, 1996 and $.151 for the three month period ended September 30, 1996 may not be indicative of projected earnings/losses for the year ending December 31, 1996.

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

     The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to sell a maximum of 250,000 shares of its common stock through a public offering at $10 per share. On September 13, 1996, the Company terminated the public offering after having sold an aggregate of 116,110 shares of common stock. The Company received net proceeds of $1,161,100 in connection with the public offering, which proceeds were used for working capital and to repay the $1.1 million loan obtained to fund the purchase of the Bank.

Liquidity and Sources of Capital

     Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1996 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds amounted to $4.487 million, representing 15.0% of total assets. Investment securities amounted to $5.4 million, representing 18.1% of total assets. Investment securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. In addition, the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the nine month period ended September 30, 1996, total deposits increased from $16.3 million at December 31, 1995 to $25.5 million, representing an annualized increase of 75.3%. The Company, however, does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demand, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC").


                                                        Minimum required
                                September 30, 1996          by OCC
                                ------------------      ----------------

           Leverage ratio              9.29%                   4.0%
           Risk weighted ratio        16.05%                   8.0%


     Note that with respect to the leverage ratio, the OCC requires a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMEL 1. Although the Bank is not rated CAMEL 1, its leverage ratio of 9.29% is well above the required minimum.

Financial Condition and Results of Operations

     Because the acquisition of the Bank and principle banking operations were not consummated until November 1, 1995, the Company's financial statement for the periods ended September 30, 1995 are not consolidated and consequently, a comparison of the September 30, 1995 results is not meaningful. This discussion will therefore concentrate on the September 30, 1996 results.

     Net income for the three month and nine month periods ended September 30, 1996 amounted to $62,776 and $110,219, or $.151 and $.265 per share respectively. The following is a brief discussion of the more significant components of net income:

     a. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the nine month period ended September 30, 1996.



Interest Earning Assets/     Average             Interest/Income          Yield/
Bearing Liabilities          Balance                  Cost                 Cost
-------------------         --------                  ----                 ----
Federal funds sold           $   845,573              $   30,944           4.88%
Securities                     5,510,692                 284,993           6.90%
Loans                         13,998,955               1,056,733          10.06%
                             -----------              ----------          -----
Total                        $20,355,220              $1,372,670           8.99%
                             -----------              ----------          -----
Deposits                     $19,293,835              $  528,520           3.65%
Federal funds purchased          252,190                  14,648           7.74%
                             -----------              ----------          -----
Total                        $19,546,025              $  543,168           3.71%
                             -----------              ----------          -----
Net Interest Income                                   $  829,502
                                                      ==========
Net Yield on Earning Assets                                                5.43%
                                                                          =====

The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three month period ended September 30, 1996.



Interest Earning Assets/     Average             Interest/Income          Yield/
Bearing Liabilities          Balance                   Cost                Cost
------------------           -------                   ----                ----
Federal funds sold          $ 1,606,000            $ 20,220                5.04%
Securities                    5,697,000              87,399                6.14%
Loans                        18,030,000             418,605                9.29%
                            -----------            --------                ----
Total                       $25,333,000            $526,224                8.31%
                            -----------            --------                ----
Deposits                    $24,153,000            $207,816                3.44%
Federal funds purchased         294,000               3,867                5.26%
                            -----------            --------                ----
Total                       $24,447,000            $211,683                3.46%
                            -----------            --------                ----
Net interest income                                $314,541
                                                   ========
Net yield on earning assets                                                4.97%
                                                                           ====

     b. Other income for the three month and the nine month periods ended September 30, 1996 amounted to $78,878 and $214,217, respectively. On an annualized basis, this represents 1.0% and 0.9% of total assets for the three month and nine month periods, respectively.

     c. Operating expenses for the three-month period and the nine month periods ended September 30, 1996 amounted to $259,949 and $755,353, respectively. On an annualized basis, this represents 3.5% of total assets for the for the three-month period and 3.4% for the nine month periods ended September 30, 1996.

     At December 31, 1995, the allowance for loan losses amounted to $157,420. By September 30, 1996, the allowance had grown to $225,686. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.49% at December 31, 1995 to 1.25% during the three month and nine month periods ended September 30, 1996. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibit is filed with this report:


                      Exhibit No.  DESCRIPTION OF EXHIBIT

                        27         Financial Data Schedule


     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

           (i) Current Report on Form 8-K dated July 24, 1996, relating to the Company's change in accountants.

           (ii) Amendment No. 1 on Form 8-K/A dated July 29, 1996 to its Current Report on Form 8-K dated July 24, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CAROLINA COMMUNITY BANCSHARES, INC.



Dated:  November 4, 1996        By:/s/ R. Walton Brown
                                   ----------------------------------------
                                R. Walton Brown
                                President and Chief Executive Officer
                                (Principle Executive, Financial
                                and Accounting Officer)