Form 10KSB40
period 1996-12-31
CAROLINA COMMUNITY BANCSHARES INC
filed 1997-03-31
CIK 1002516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996

                         ------------------------------

                          Commission File No. 33-97778

                       CAROLINA COMMUNITY BANCSHARES, INC.

                          A South Carolina Corporation
                  (IRS Employer Identification No. 57-1024331)
                             100 East Leitner Street
                           Latta, South Carolina 29565
                                 (803) 752-7139

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                    NONE
                            --------------------

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                                    NONE
                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No
                                           -----    -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 1996: $2,243,771.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (333,510 shares) on March 10, 1997 was approximately $3,335,100. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the public offering price of the common stock of the registrant in its recently completed initial public offering. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 10, 1997: 416,110 shares of $1.00 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):

         Yes     ;    No  X
            -----       -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Carolina Community Bancshares, Inc. (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1995, to operate as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended (the "Act"), and to purchase 100% of the issued and outstanding capital stock of Carolina Community Bank, N.A., a banking association organized under the laws of the United States (the "Bank"), which conducts a general banking business in Dillon County, South Carolina. The Company received approval from the Federal Reserve Board to become a bank holding company on September 27, 1995. The Company has been organized as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

         The Bank was organized in 1932 under the name Latta Bank & Trust Company as a state chartered, South Carolina full service bank. In 1988, SouthTrust Corporation acquired all of the outstanding shares of Latta Bank & Trust Company, and changed the Bank's name to SouthTrust Bank of Dillon County. On August 3, 1995, SouthTrust Corporation filed an application with the Comptroller of the Currency to convert the Bank to a national charter. On July 11, 1995, the Company entered into a Stock Purchase Agreement with SouthTrust Corporation, pursuant to which, on November 1, 1995, the Company purchased 100% of the outstanding shares of the Bank from SouthTrust Corporation for $4 million in cash. The Company received approval from the Comptroller of the Currency to amend the charter of the Bank on November 1, 1995 to reflect the organization of the Bank under the laws of the United States. Pursuant to the Purchase Agreement, the Company changed the name of the Bank from SouthTrust Bank of Dillon County to Carolina Community Bank, N.A. The Bank and the Company maintain a main office located in Latta, South Carolina and the Bank operates a branch office in Dillon, South Carolina. The Bank is principally engaged in gathering deposits and making loans to businesses and individuals located in the Dillon County, South Carolina area. The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

MARKET AREA AND COMPETITION

         The Bank is located in Dillon County, a county with a population of approximately 30,000 people. Dillon County is located in the northeast corner of South Carolina, adjacent to Florence County, South Carolina, a county that has shown considerable growth in recent years. The major industries in the area include textiles, auto parts, furniture and other light manufacturing. Thirty years ago Dillon County's economy was mainly agricultural based. With the mechanization of agriculture, however, the majority of agricultural related jobs moved to the manufacturing sector. The agriculture that remains consists of tobacco and cotton with some corn and soy beans. The economy of the county has remained stable with slow economic growth and unemployment averaging 7%. The latest census showed the county's population declining slightly.

         There are three other banks located in the county: First Citizens Bank & Trust, Wachovia, and Pee Dee State Bank. The Bank is the only bank located in the community of Latta.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more and unique services and possibly better terms to their customers. However, Management of the Bank believes that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

         The Bank also competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. It is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 1995 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                           AVERAGE CONSOLIDATED ASSETS

                                          Year Ended               Year Ended
                                       December 31, 1996       December 31, 1995(1)
                                       -----------------       --------------------
Cash and due from banks.............     $ 1,269,006               $ 1,134,106

Investment Securities...............       5,915,481                 7,668,168

Federal funds sold..................       1,355,737                 1,144,106

Net loans...........................      15,683,834                10,116,279
                                         -----------               -----------

  Total earning assets..............      24,224,058                20,062,659

Other assets........................       1,526,536                 1,705,557
                                         -----------               -----------

     Total Assets...................     $25,750,594               $21,768,216
                                         ===========               ===========

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Year Ended             Year Ended
                                                  December 31, 1996     December 31, 1995(1)
                                                  -----------------     --------------------
Non interest-bearing deposits..................     $  4,176,813            $ 3,426,141
NOW and money market deposits..................        2,714,497              2,394,814
Savings deposits...............................        3,551,422              2,341,977
Time deposits..................................       10,087,465              7,631,422
Note payable...................................          287,198                183,333
Other liabilities..............................          734,299                894,118
  Total liabilities............................       21,551,694             16,871,805

Stockholders' equity...........................        4,198,900              3,945,638
                                                    ------------            -----------
  Total Liabilities and
    Stockholders' Equity.......................     $ 25,750,594            $20,817,443
                                                    ============            ===========

--------------------------------

(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

        The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                                             Year Ended December 31, 1996
                                                             ----------------------------
                                          Average             Interest              Average            Net
Assets                                    Amount               Earned                Yield            Yield
------                                    -------             --------              -------           -----
Investment securities..............    $  5,915,481        $   380,296                6.43%
Federal funds sold.................       1,355,737             71,050                5.24
Net loans..........................      15,683,834          1,501,977                9.58
                                       ------------        -----------               -----

  Total earning assets.............    $ 22,955,052        $ 1,953,323                8.51%           4.98%
                                       ============        ===========               =====            ====


                                          Average            Interest              Average
Liabilities                               Amount               Paid               Rate Paid
-----------                               -------            --------             ---------
NOW and money
  market deposits..................     $ 2,714,497        $    58,090              2.14%
Savings deposits...................       3,551,422            168,080              4.73
Time deposits......................      10,087,465            547,749              5.43
Note payable.......................         287,198             20,510              7.14
Other interest-bearing
 liabilities.......................         563,168             14,648              2.60
                                        -----------        -----------              ----
 Total interest-bearing
    Liabilities....................     $17,203,750        $   809,077              4.70%
                                        ===========        ===========              ====


                                                 Year Ended December 31, 1995(1)
                                                 -------------------------------

                                      Average         Interest         Average       Net
Assets                                Amount           Earned           Yield       Yield
------                                ------          --------        ---------     ------
Investment securities............... $ 7,668,168     $  500,530         6.53%

Federal funds sold..................   1,144,106         58,921         5.15

Net loans...........................  10,116,279        898,309         8.88
                                     -----------        -------        -----

  Total earning assets.............. $18,928,553     $1,457,760         7.70%        4.90%
                                     ===========     ==========        =====         ====


                                       Average        Interest      Average
Liabilities                            Amount           Paid       Rate Paid
-----------                            -------        --------     ---------
NOW and money
  market deposits................   $ 2,394,814      $  44,745         1.87%

Savings deposits.................     2,341,977        109,711         4.68

Time deposits....................     7,631,422        361,266         4.73

Note payable.....................       183,333         15,125         8.25

Other Interest-bearing
Liabilities......................             0              0            0
                                    -----------       --------       ------
  Total interest-bearing
    liabilities..................   $12,551,546       $530,847         4.23%
                                    ===========       ========       ======

-----------------------
(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

                   RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

        The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. Because the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, a comparison of the years ended December 31, 1995 to December 31, 1994 has not been included.

                                         Year Ended December 31, 1996
                                                compared with
                                        Year Ended December 31, 1995(1)
                                    -------------------------------------
                                         Increase (decrease) due to:

                                     Volume          Rate          Total
                                     ------          ----          -----
Interest earned on:
  Investment securities..........  $(98,592)      $(21,642)     $(120,234)

  Federal funds sold.............     5,079          7,050         12,129

  Net loans......................   657,582        (53,914)       603,668
                                   --------       --------       --------

Total interest income............   564,069        (68,506)       495,563
                                   --------       --------       --------

                                                 Volume        Rate         Total
                                                 ------        ----         -----
Interest paid on:
   NOW deposits............................      1,631          (663)         968

  Money market.............................      8,341         3,914       12,255

  Savings deposits.........................     14,263        19,984       34,247

  Time deposits............................    208,942        16,433      225,375

  Note payable.............................      5,385             0        5,385

  Other Interest-bearing liabilities.......          0             0            0
                                              --------     ---------     --------

Total interest expense.....................    238,562        39,668      278,230
                                              --------     ---------     --------

Change in net
  interest income..........................   $325,507     $(108,174)    $217,333
                                              ========     =========     ========

----------------------------------

(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

INVESTMENTS

        As of December 31, 1996, investment securities, excluding Federal Funds Sold, comprised approximately 20% of the Bank's assets and loans comprised approximately 65% of the Bank's assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The following table presents the market value and amortized cost of the Bank's investments as of the periods indicated:


                                          December 31, 1996                December 31, 1995
                                    -----------------------------   ----------------------------
       Investment Category            Market          Amortized        Market          Amortized
       -------------------            Value             Cost           Value             Cost
                                      ------          ---------        ------          ---------
Available-for-sale:
-------------------
Obligations of U.S. Treasury
  and other U.S. Agencies..........  $2,195,265      $2,195,909     $2,704,312       $ 2,697,763

Mortgage backed securities.........   2,969,734       2,989,126      3,653,371         3,693,497

Other Securities...................     250,313         250,000        450,057           450,057
                                     ----------      ---------      ----------       -----------

Total..............................  $5,415,312      $5,435,035     $6,807,740       $ 6,841,307
                                     ==========      ==========     ==========       ===========

                                                     December 31, 1996            December 31, 1995
                                                 ------------------------      -----------------------
       Investment Category                        Market        Amortized       Market       Amortized
-----------------------------------               Value           Cost          Value          Cost
                                                  ------        ---------       ------       ---------
Held-to-Maturity:
-----------------
Obligations of U.S. Treasury
  and other U.S. Agencies......................  $      0       $      0      $       0      $      0

Mortgage backed securities.....................   288,473        272,056        355,690       329,106

State, County and Municipal securities.........   374,029        364,595        571,394       556,369

Other Securities...............................         0              0              0             0
                                                 --------       --------      ---------      --------

Total..........................................  $662,502       $636,651      $ 927,084      $885,475
                                                 ========       ========      =========      ========

        The following table indicates for the year ended December 31, 1996 the respective maturities and weighted average yields of securities:

       Investment Category
-----------------------------------

Available-for-Sale:                                           Amortized Cost                 Weighted Average Yield
-------------------                                           --------------                 ----------------------
Obligations of U.S. Treasury
  and other U.S. Agencies:

  Over 1 through 5 Yrs.........................                $ 2,195,909                           5.89  %

Mortgage-Backed Securities:
  Over 10 Yrs..................................                  2,989,126                           6.78  %

Other Securities:
  Over 1 through 5 years.......................                    250,000                           5.89  %

Total..........................................                $ 5,435,035                           6.38  %
                                                               ===========


       Investment Category
-----------------------------------
Held-to-Maturity:                                    Amortized Cost       Weighted Average Yield
-----------------                                    --------------       ----------------------
Mortgage-Backed Securities:
  Over 10 Yrs..................................        $ 272,056                  8.10  %

Obligations of State, County and
  Municipality:

  Over 1 through 5 Yrs.........................          364,595                  6.00 %
                                                       ---------

Total..........................................        $ 636,651                  6.90 %
                                                       =========

LOAN PORTFOLIO

        The Bank makes loans in four general categories: commercial loans, real estate loans, real estate construction loans and consumer installment loans. Commercial loans consist of single payment and short-term loans for various commercial purposes. Real estate loans consist primarily of consumer loans secured by real estate with payments amortized on a monthly basis. Real estate construction loans consist of single payment loans due upon the sale or permanent refinancing of the loan. At a minimum, these loans are secured by the property that is being constructed. Installment loans consist of consumer monthly payment loans. As of December 31, 1996, the Bank's loan portfolio by category of loans was as follows: commercial loans - 22%; real estate construction loans - 2%; real estate loans - 55%; installment loans - 21%. As of December 31, 1996, the Bank had a legal lending limit for unsecured loans of up to $375,000 to any one person and the Bank's loan portfolio totaled $20,328,597, which represented 75% of the Bank's earning assets.

        The following is a description of each of the major categories of loans in the Bank's loan portfolio:

        Commercial Loans. Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The loans in this category are short term, usually 90-days to one year in length. The Bank's commercial loans are secured by various types of collateral, including: equipment, inventory, commercial real estate and personal endorsements. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's portfolio. Management believes, however, that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans. Accordingly, the Bank, because of the risks associated with commercial lending, requires a higher percentage of equity in the collateral. For inventory and equipment, the loan to value ratio is 75%. To further mitigate the risks associated with this category of loans, the Bank maintains current credit files on all borrowers with loans that are personally endorsed. These files consist of current financial statements, credit reports and tax returns.

        Real Estate - Construction. These loans are made for the construction of single family residences in the Bank's market area. The term of the construction loan is usually 120 days, with permanent financing for purchase or refinancing available. The risk in construction lending is dependent upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Due to such risks, these loans are closely monitored by lending personnel and require a loan to value ratio of 80%.

        Real Estate - Mortgage. This loan category consists of residential first and second mortgage loans, granted to qualified individuals for the purpose of purchasing or refinancing single family homes. Due to the knowledge that the Bank's lending personnel have of the borrowers and of the local residential real estate market, this type of loan represents very little risk to the Bank. Loan to value ratios on residential real estate loans average 80%, but the Bank's loan policy allows for a maximum of 90% loan to value on loans secured by first mortgages.

        Consumer/Installment Loans. These loans are granted to individuals for consumer purposes including automobile financing, personal household uses, recreation and short term residential real estate financing. These loans are generally granted for periods ranging between one and five years and require monthly payments by the borrower. The maximum loan to value ratio for automobile financing is 80%. The Bank considers such consumer purpose monthly payment loans to be both a useful product to attract customers, as well as a profitable earning asset. Loss or decline of income by the borrower due to layoffs, divorce or unexpected medical expenses represent unplanned occurrences that may represent risk of default to the Bank. Such risks of consumer lending, however, are mitigated by the extensive experience that the Bank's lending personnel have in this area of lending. Included in the Bank's lending personnel is Mr. Brown who has 17 years of experience and Mr. Vance who has 24 years of experience.

        While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Such risks, however, are mitigated by the fact that the Bank's lending personnel have extensive experience in the Bank's primary market area of Dillon County, South Carolina, coupled with the fact that the economy of Dillon County has been stable with slow economic growth.

         Management of the Bank intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

         The following table presents various categories of loans contained in the Bank's loan portfolio as of December 31, 1996 and 1995 and the total amount of all loans for such period:



                                                                               Amount
                                                               --------------------------------------
                Type of Loan                                           1996                1995
                ------------                                           ----                ----
                Commercial, financial
                  and agricultural...........................  $ 2,545,000                $   984,000
                Real estate-mortgage.........................   11,632,000                  6,261,000
                Installment and other loans to
                  individuals................................    6,151,597                  3,524,215
                                                                ----------                 ----------
                  Subtotal...................................   20,328,597                 10,769,215
                                                                ----------                 ----------
                Less: unearned income........................     (456,193)                  (230,389)
                  Allowance for loan losses..................     (247,377)                  (157,420)
                                                                   -------                   --------
                Total (net of allowance).....................  $19,625,027                $10,381,406
                                                                ==========                ===========


 The following is an analysis of maturities of loans as of December 31, 1996:


                                        Due in 1           Due after 1 to          Due After
Type of Loan                          year or less             5 Years              5 Years                 Total
------------                          ------------             -------              -------                 -----
Commercial, financial
  and agricultural...............   $    1,726,000        $      403,000      $       416,000        $    2,545,000
Real estate-mortgage.............        1,136,000             9,705,000              791,000            11,632,000
Installment and other loans
  to individuals.................        2,064,597             3,450,000              637,000             6,151,597
                                     -------------         -------------       --------------         -------------
Total............................   $    4,926,597        $   13,558,000      $     1,844,000        $   20,328,597
                                    ==============        ==============      ===============        ==============


         The following is an analysis of sensitivities of loans to changes in interest rates as of December 31, 1996:


<Caption
                                           Due in 1         Due after 1 to                            Due After
Interest Category                       year or less            5 Years            5 Years               Total
-----------------                       ------------            -------            -------               -----
                                                           (In thousands)
Predetermined interest rate               $3,641,000           $12,601,000        $1,844,000        $18,086,000

Floating interest rate                     1,285,597               957,000           0                2,242,597
                                          ----------           -----------        ----------        -----------
Total                                     $4,926,597           $13,558,000        $1,844,000        $20,328,597
                                          ==========           ===========        ==========        ===========



         As of December 31, 1996 and 1995, no loans were accounted for on a non-accrual basis, no accruing loans were contractually past due 90 days or more as to principal or interest payments and no loans were defined as "troubled debt restructurings."

         As of December 31, 1996, except for one loan in the amount of $51,000 that was classified substandard and one loan in the amount of $233,000 that was classified as special mention, there are no loans classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans where information known about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.


                                     Analysis of the Allowance for Loan Losses


                                             Year Ended December 31, 1996       Year Ended December 31, 1995(1)
                                             ----------------------------       ----------------------------
Balance at beginning
  of period............................         $   157,420                                $    140,104
Charge-offs............................             (12,932)                                     (4,931)
Recoveries.............................               5,889                                       1,247
Net charge-offs........................              (7,043)                                     (3,684)

                                      -9-

                                                             Year Ended December 31, 1996       Year Ended December 31, 1995(1)
                                                             ----------------------------       ----------------------------
Additions charged
  to operations........................                                 97,000                                      21,000
                                                                      --------                                   ---------
Balance at end of period...............                               $247,377                                    $157,420
                                                                       =======                                     =======
Ratio of net charge-offs
  during the period to
  average loans out-
  standing during the
  period...............................                                    .07%                                        .01%


---------------------------

(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

         At December 31, 1996 and 1995, the allowance was allocated among the various categories of loans in the Bank's loan portfolio as indicated in the following table. The allowance is determined by the following factors: internally assigned loan grade, specific allocations, economic conditions, off balance sheet items (unfunded loans), concentrations of credit and external loan review.

At December 31, 1996 the allowance was allocated as follows:

Commercial, financial and agricultural                                $90,000          36%
Real estate - construction                                             10,000           4
Real estate - mortgage                                                 90,000          36
Installment and other loans to individuals                             30,000          12
Unallocated                                                            27,377          12
                                                                       ------         ---
   Total                                                             $247,377         100%
                                                                     ========         ===



At December 31, 1995 the allowance was allocated as follows:

Commercial, financial and agricultural                               $ 75,000          47%
Real estate - construction                                                  0           0
Real estate - mortgage                                                 30,000          19
Installment and other loans to individuals                             35,000          22
Unallocated                                                            17,420          12
                                                                      -------         ---
   Total                                                             $157,420         100%
                                                                     ========         ===

LOAN LOSS RESERVE

         In considering the adequacy of the Bank's allowance for loan losses, management has focused on the fact that as of December 31, 1996, 22% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, over 81% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Bank's consumer loan portfolio is also well secured. At December 31, 1996 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than other categories of loans.

         Generally, very few construction loans are made by the Bank on an annual basis. As of December 31, 1996, construction loans represented 2% of the total loan portfolio. These loans are considered by management as having greater risk than all other categories of loans. However, all these loans were made on a secured basis. Management believes that the secured condition of these loans mitigates the risk of loss inherent in construction loans.

         Real estate mortgage loans constitute 55% of outstanding loans. Approximately $10 million or 85% of this category represents residential real estate mortgages. The remaining portion of this category consists of commercial real estate loans. Risk of loss for these loans is generally higher than residential loans.

         The Board of Directors monitors the loan portfolio quarterly to enable it to evaluate the adequacy of the allowance for loan losses. The loans are rated and the reserve established based on the assigned rating. The provision for loan losses charged to operating expenses is based on this established reserve. Factors considered by the Board in rating the loans include delinquent loans, underlying collateral value, payment history and local and general economic conditions affecting collectibility.

DEPOSITS

         The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, NOW and Super NOW accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                             Year Ended December 31, 1996                     Year Ended December 31, 1995(1)
                             ----------------------------                     ----------------------------
                                                         Average                                      Average
     Deposit Category                 Average Amount    Rate Paid         Average Amount             Rate Paid
     ----------------                 --------------    ---------         --------------             ---------
Non interest-bearing
  demand deposits..........            $ 4,176,813         N/A              $ 3,426,141                 N/A
NOW and money
  market deposits..........              2,714,497        2.14%               2,394,814                1.87%
Savings deposits...........              3,551,422        4.73%               2,341,977                4.68%
Time deposits..............             10,087,465        5.43%               7,631,422                4.73%


--------------------------

(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

        The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1996:


                                                                Time
                                                             Certificates
                                                              of Deposit
                                                             ------------
                       3 months or less.............          $1,087,000
                       4 - 6 months.................             400,000
                       7 - 12 months................             724,291
                       over 12 months...............                   0
                                                              ----------
                       Total........................          $2,211,291
                                                              ==========


RETURN ON EQUITY AND ASSETS

   Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:



                                                                           Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                                  1996                             1995(1)
                                                                  ----                             ----
Return on Average Assets                                           .88%                              .97%
Return on Average Equity                                          5.38%                             5.12%
Average Equity to Average Assets Ratio                           16.96%                            18.95%
Dividend Payout Ratio                                                0%                                0%


-------------------------------------

(1) Although the acquisition of the Bank and its principal banking operations as a wholly-owned subsidiary of the Company were not consummated until November 1, 1995, the Bank was operating for all of fiscal 1995, and therefore, information relating to the operations of the Bank includes data for the entire fiscal 1995 period.

ASSET/LIABILITY MANAGEMENT

         It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Bank will be responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

         The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities and maturing assets and maturing liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

         Management is not aware of any known events or uncertainties that will have or are reasonably likely to have a material effect on the Bank's liquidity, capital resources or results of operations. Management is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have a material effect on the Bank's liquidity, capital resources or results of operations.

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Bank occasionally sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with Wachovia Bank of South Carolina and SouthTrust Bank of Birmingham. As compensation for services provided by a correspondent, the Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1996, the Bank had no participations sold.

DATA PROCESSING

         The Bank has a data processing department located at 101 East Main Street, Latta, South Carolina. The Bank's data processing department provides the Bank a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, payroll and central information file.

FACILITIES

         The Bank's main office is located at 100 East Leitner Street, Latta, South Carolina. The Bank owns the property and the building located at that address. The building consists of 3,500 square feet of usable space with a drive-in facility and a parking lot. The Bank also owns another location at 101 East Main Street, Latta, South Carolina consisting of a building containing 2,000 square feet, which is the operational center for the Bank. In addition, the Bank has a branch office at 101 West Main Street, Dillon, South Carolina. The Bank owns the property and the building located at that address. The building consists of approximately 3,700 square feet of usable space.

EMPLOYEES

         The Bank presently employs 18 persons on a full-time basis, including six officers and two persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives.

MONETARY POLICIES

         The results of operations of the Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demands or the business and earnings of the Bank.

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of state and federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller"), the South Carolina Commissioner of Banking (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC").

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in South Carolina is able to acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act, the State of South Carolina has recently adopted an interstate banking statute that removes certain of the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition and gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

         As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, national banks situated in the State of South Carolina generally are not prohibited from establishing branch offices or facilities outside of the county in which its main office is located. The Bank also is subject to the South Carolina banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to a single person in an amount up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations, and loans to or guaranteed by the federal government.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk- based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the

Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth are expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The Comptroller recently amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of originated and purchased mortgage servicing rights and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as mortgage servicing rights are retained as a part of Tier 1 capital. The Comptroller currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

         In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies' capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

         In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects these capital thresholds:


                                                 TOTAL RISK -                        TIER 1 RISK -      TIER 1
                                                 BASED CAPITAL                       BASED CAPITAL      LEVERAGE
                                                 RATIO                               RATIO              RATIO
                                                 -------------                       -------------      --------
Well capitalized (1).........................       10%                                  6%                5%
Adequately capitalized (1)...................        8%                                  4%                4% (2)
Undercapitalized (4).........................      < 8%                                < 4%              < 4% (3)
Significantly undercapitalized (4)                 < 6%                                < 3%              < 3%
Critically undercapitalized..................         -                                  -               < 2% (5)
                                                                                                         -
---------------------------------

(1)      An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)      Ratio of tangible equity to total assets.

     As a national bank, the Bank is subject to examination and review by the Comptroller. This examination is typically completed on-site at least annually and is subject to off-site review as well. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

     As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

     The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Bank's main office is located at 100 East Leitner Street, Latta, South Carolina. The Bank owns the property and the building located at that address. The building consists of 3,500 square feet of usable space with a drive-in facility and a parking lot. The facility includes four teller stations, two executive offices, a vault, a night depository, a bookkeeping/operations room and a board room.

         The Bank's branch office is located at 101 West Main Street, Dillon, South Carolina. The Bank owns the property and the building located at that address. The building consists of 3,700 square feet with four teller stations, two executive offices, a vault, a night depository, and a meeting room.

         The Bank also has a facility located at 101 E. Main Street, Latta, South Carolina. This 2,000 square foot facility is the Bank's operational center used to house the Bank's data processing department. The Bank owns the property and the building located at that address.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended December 31, 1996 to a vote of security holders of the Company.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock. As of March 10, 1997, the approximate number of holders of record of the Company's Common Stock was 235.

         To date, the Company has not paid any dividends on its Common Stock. It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to the other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its shared capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company was incorporated on May 26, 1995 to operate as a bank holding company and purchase 100% of the issued and outstanding capital stock of the Bank. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company included herein. Because the acquisition of the Bank and principal banking operations were not consummated until November 1, 1995, the Company's and the Bank's financial statements were not consolidated for the full fiscal 1995 and a comparison of fiscal 1995 and fiscal 1996 would therefore not be meaningful. Accordingly, the results of operations discussion concentrates on the two-month period from November 1, 1995 to December 31, 1995 compared to the two-month period from November 1, 1996 to December 31, 1996, as well as on the results of operations for fiscal 1996. With respect to the discussion of the financial condition of the Company, because the Bank was operating for all of fiscal 1995, certain information relating to average balances during fiscal 1995 includes information relating to the operations of the Bank for the entire fiscal 1995 period.

OVERVIEW

         Net income for the year ended December 31, 1996 was $194,822 compared to a loss of $20,089 for the Company for the period from March 27, 1995 to December 31, 1995. The Company experienced a loss in fiscal 1995 primarily due to the fact that the Company did not acquire the Bank until November 1, 1995 and, although the Bank earned $27,953 in 1995, such earnings were offset by expenses totaling $48,042 associated with the Company's organization. Total assets were $30,244,526 at December 31, 1996, a 43% increase from December 31, 1995.

FINANCIAL CONDITION

         Although the Company did not acquire the Bank until November 1995, for the purpose of this discussion of the financial condition of the Company, because the Bank was operating for all of fiscal 1995, certain information relating to average balances during fiscal 1995 includes information relating to the operations of the Bank for the entire fiscal 1995 period.

         Earning Assets

         Average earning assets were $22,955,052 or 21% above the $18,928,553 average in 1995. Average total net loans of $15,683,834 in 1996 and $10,116,279 in 1995 represented 68% and 53% of average earning assets for the respective years. The average total loan growth of $5,567,555 during 1996 was accomplished while continuing to maintain quality underwriting standards. At December 31, 1996, commercial loans comprised 10% of outstanding loan balances versus 8% of the prior year end balances. Real estate related loans, which include construction and land development, commercial owner occupied, commercial income producing and mortgages, represented 57% of outstanding balances at December 31, 1996 versus 58% at December 31, 1995. Consumer and installment loans represented 33% of the loan portfolio at December 31, 1996 versus 36% at the prior year end.

         Average investment securities constituted $5,915,481 (26%) of the Corporations' average earning assets in 1996 and $7,668,168 (41%) in 1995. Proceeds from sales and maturities of investments in 1996 were zero and $4.9 million respectively, with net losses of zero realized on sales. Proceeds from sales and maturities of investment securities in 1995 were zero and $3.2 million respectively, with the resulting net loss on sales of zero. As of December 31, 1996, $2,969,734 or 55% of the investment portfolio consisted of mortgage-backed securities classified as available for sale whose maturities may be adversely affected by prepayments, which tend to increase in a declining rate environment. Mortgage-backed securities classified as available for sale represented $3,653,371 or 40% of the investment portfolio in 1995.

         At December 31, 1996, total investments classified as available for sale had an amortized cost of $5,435,035 and a fair value of $5,415,312 for an unrealized loss of $19,723. At December 31, 1995, total available for sale investments had an amortized cost of $6,841,317 and a fair value of $6,807,740 for an unrealized loss of $33,577.

         The Company uses its investment portfolio to provide liquidity for unexpected deposit liquidation or loan generation, to meet the Company's interest sensitivity goals and to generate income. The Company emphasizes safety in its selection of investment securities. Accordingly, the investment portfolio is limited to securities of the United States Government or its agencies, mortgage-backed securities and investment grade state and municipal securities. The Company does not invest in corporate bonds and to date, the Company does not own any derivative products.

         Average federal funds sold were $1,355,737 in 1996, or 6% of average earning assets compared to average federal funds sold of $1,144,106, or 6% of average earning assets in 1995.

         Liabilities

        Average interest-bearing liabilities rose 37% to $17,203,750 in 1996 from an average of $12,551,546 in 1995.

         The average balance of time deposits increased 32% during 1996 from $7,631,422 in 1995 to $10,087,465. The average aggregate balance of NOW, money market, savings accounts and individual retirement accounts was $6,265,919, 32% greater than the aggregate average balance of $4,736,791 in 1995.

         Average noninterest-bearing deposits were $4,176,813 in 1996 versus $3,426,141 in 1995, reflecting growth of 22%. As a percentage of average total deposits, these deposits decreased from 22% in 1995 to 20% in 1996.

RESULTS OF OPERATIONS

        Two-Months Ended December 31, 1995 Compared to Two-Months Ended December 31, 1996

         Because the acquisition of the Bank and principal banking operations were not consummated until November 1, 1995, the Company's and the Bank's financial statements were not consolidated for the full fiscal 1995. Therefore, for the purpose of this discussion, the Company's performance in November and December, 1995 will be compared to its performance in November and December, 1996.

         The Company's net income for November and December, 1996 was $58,019. On an annualized basis, this represented a 1.35% return on average assets and an 8.3% return on average equity. For November and December, 1995, the Company's net income was $27,953, representing a .81% return on average assets and a 5.7% return on average equity on an annualized basis. Net income for the periods compared rose $30,066 or 108%. This increase is the result of the significant growth in assets that the Bank experienced in its first twelve months of operation as a subsidiary of the Company. Total assets as of December 31, 1995 were $21,179,343 compared to $30,244,526 as of December 31, 1996, representing an increase of $9,065,183 or 43%. Of this increase, the largest increase in assets was experienced in the category of loans. Total net loans increased $9,243,621 or 89% from $10,381,406 in 1995 to $19,625,027 in 1996. This increase had a positive effect on net interest income (the difference between the interest earned on assets and the interest paid for labilities used to support such assets). Net interest income for November and December, 1995 was $158,545; for November and December, 1996, net interest income was $229,149, an increase of $70,604 or 40%.

         Another component of gross income is non-interest income. Non-interest income represents fees and account service charges earned by the Bank. Non-interest income totaled $50,516 for November and December, 1996. This was an increase of $12,942 or 34% over the same period in 1995. This increase is the result of an increase in the number of transaction accounts opened by the Bank in its first year of operation.

         Non-interest expense for the period increased $27,519 or 21%. Non-interest expense for November and December, 1995 totaled $128,391 versus $155,910 for November and December, 1996. This increase is the result of the Bank opening a branch office in February, 1996.

         The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. The provision for the allowance for loan losses for November and December, 1995 totaled $8,000. This compares to $18,000 in November and December, 1996, an increase of 125%. This increase is the result of the Bank providing for the additional volume of loans made from 1995 to 1996. There were no non-performing loans for either November and December, 1995 or November and December, 1996.

         Fiscal 1996

         The Company's net income for 1996 was $194,822, an increase compared to the net loss of $20,089 for 1995. The Company experienced a loss in fiscal 1995 primarily due to the fact that the Company did not acquire the Bank until November 1, 1995 and, although the Bank earned $27,953 during the two months ended December 31, 1995, such earnings were offset by expenses totalling $48,042 incurred in connection with the Company's organization. Earnings per share were $.51 in 1996 versus a loss of $.07 in 1995. The Bank operated as a wholly owned subsidiary of the Company for only two months in 1995, thus there is not a full year of consolidated earnings in 1995.

         Return on average equity for 1996 was 5.38% and the return on average assets for 1996 was .88%.

         Net interest income, which is the difference between the interest earned on assets and the interest paid for liabilities used to support such assets, measures the gross profit from lending and investing activities. As the primary contributor to the Company's earnings, net interest income constituted 87% of net revenues (net interest income plus non-interest income) in 1996. The net interest margin for 1996 (net interest income divided by average earning assets) was 4.98%.

         Non-interest income for 1996 totaled $290,448. Non-interest income is composed of deposit account service charges and other miscellaneous charges. In 1996, non-interest income was 20% of total revenue (net interest income plus non-interest income).

         Non-interest expense for 1996 was $1,014,804. Of this amount, personnel costs represented 58% resulting from the Company opening an additional office and thereby increasing staff and the resulting personnel cost.

         The allowance for loan losses is established to provide for expected losses in the Bank's loan portfolio. The allowance for loan losses at December 31, 1996 was $247,377. At December 31, 1996, the allowance for loan losses represented 1.2% of loans outstanding. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of past due loans based on the historical loan losses experienced by the Bank, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition.

         The provision for loan losses charged to operations during 1996 was $97,000. Management considers the allowance for loan losses to be adequate based upon evaluation of specific loans and weighing of various loan categories as suggested by the Bank's internal loan rating system. During 1996, net charged-off loans totaled $7,043 or .06% of total loans outstanding. The ratio of non-performing loans (including loans 90 days or more past due) to total outstanding loans was 0% at December 31, 1996. Management considers the quality of the Bank's loan portfolio to be good as evidenced by the low net loans charged off in 1996 and the fact that the Bank had no non-performing loans at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its deposit base as its primary source of funds. Deposits grew 58% from $16,336,284 at December 31, 1995 to $25,751,794 at
December 31, 1996.

         The Company maintains its liquidity through the management of its assets and liabilities. Liquidity management involves meeting the funds flow requirements of customers who may withdraw funds on deposit or may need to obtain funds to meet their credit needs. Banks in general must maintain adequate cash balances to meet daily cash flow requirements as well as satisfy reserves required by applicable regulations. The cash balances held are one source of liquidity. Other sources are provided by the investment portfolio, federal funds sold, interest-bearing deposits in financial institutions, loan payments and the Company's ability to borrow funds as well as issue new capital.

         The Company monitors and controls the mix and maturities of its assets and liabilities through asset/liability management. The essential purposes of asset/liability management are (i) to ensure adequate liquidity to fund demands from depositors and borrowers and (ii) to maintain an appropriate balance between interest sensitive assets and liabilities. Interest sensitive assets and liabilities are those that are subject to repricing in the near term, including both floating rate instruments and those with approaching maturities. The objective of interest sensitivity management is to maintain reasonable stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, the environment in which financial institutions operate has been characterized by volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management. Management has sought to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

         The Company routinely reviews its interest sensitivity gap, or the difference between total interest sensitive assets and liabilities for a static time period. While the static gap is a widely-used measure of interest-sensitivity, it is not, in management's opinion, a true indicator of the Company's interest rate sensitive position. Consequently, the Company also uses an asset/liability simulation model which qualifies balance sheet and earnings variations under different interest rate environments, to measure and manage interest rate risk.

         The Company plans to meet its future cash needs through the liquidation of temporary investment, maturities of loans and investment securities, and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits as needed. In addition, the Bank maintains lines of credit from unrelated banks in the amount of $3,000,000.

         On January 24, 1996, the Company commenced a public offering of 250,000 shares of its Common Stock. The shares were offered at a price of $10.00 per share. The offering ended on September 13, 1996 with 115,153 shares sold for net proceeds (after payment of offering expenses and sales commissions) of $1,132,713. The Company utilized the net proceeds of the offering to repay the loan obligation that the Company incurred to purchase 100% of the issued and outstanding capital stock of the Bank and for working capital.

CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimums of risk-based capital of 4% for core capital (Tier 1), 8% for total risk-based capital and at least 3% for the leverage ratio (Tier 1 capital to total assets). Three percent is the minimum leverage ratio for the most highly-rated banks. All other banks are required to meet a minimum of at least 100 to 200 basis points above the 3% level. The Company's Tier 1 risk-based capital at December 31, 1996 was 14% compared to 23% at December 31, 1995. At December 31, 1996, the Company's total risk-based capital was 15% as compared to 25% at December 31, 1995. At December 31, 1996, the Company's leverage ratio was 10% compared to 13% at December 31, 1995.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB's objective is to develop consistent accounting standards for such transactions, including determining when financial assets should be considered sold and removed from the statement of financial position, and when related revenues and expenses should be recognized. This approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and remove such assets from the statement of financial position when control over them has been relinquished. The statement is not expected to have a significant impact on the accounting practices of the Company and is generally effective for transactions entered into after December 31, 1996.

         In December 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The provisions relating to this statement are not applicable to the Company.

ITEM 7.  FINANCIAL STATEMENTS.

        The following financial statements are filed with this report:

        Independent Auditor's Report

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets - December 31, 1996 and 1995

        Consolidated Statements of Income -- For the year ended December 31,
           1996 and the Period from March 27, 1995 to December 31, 1995

        Consolidated Statements of Changes in Stockholders' Equity -- For the year ended December 31, 1996 and the Period from March 27, 1995 to December 31, 1995

        Consolidated Statements of Cash Flows -- For the year ended December 31,
           1996 and the Period from March 27, 1995 to December 31, 1995

        Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Carolina Community Bancshares, Inc.
Latta, South Carolina

        We have audited the accompanying consolidated balance sheet of Carolina Community Bancshares, Inc. (the "Company") Latta, South Carolina, and its subsidiary, Carolina Community Bank, N.A. (the "Bank") as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from inception, March 27, 1995 to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995, and the results of its operations and its cash flow for the period from March 27, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                  /s/ Francis & Co., CPAs

Atlanta, Georgia
February 29, 1996

                [Elliott, Davis & Company, L.L.P. Letterhead]








              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


The Directors and Stockholders
Carolina Community Bancshares, Inc.
Latta, South Carolina

             We have audited the accompanying consolidated balance sheet of Carolina Community Bancshares, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Carolina Community Bancshares, Inc. and Subsidiary as of December 31, 1995 and for the period from March 27, 1995 (inception) to December 31, 1995 were audited by other auditors whose report dated February 29, 1996, expressed an unqualified opinion on those statements.

             We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Community Bancshares, Inc. and Subsidiary at December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                           /s/ Elliot, Davis & Company, L.L.P.



January 24, 1997

              CAROLINA COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                           -------------------------------
                                                                                                1996              1995
                                                                                           ---------------  --------------
                                    ASSETS

CASH AND DUE FROM BANKS - NOTE 2                                                           $ 1,540,719       $ 1,095,219
FEDERAL FUNDS SOLD                                                                             650,000                 -
INVESTMENT SECURITIES HELD TO MATURITY
   (FAIR VALUE $662,502 IN 1996 AND $927,084 IN 1995) - NOTE 3                                 636,651           885,475
INVESTMENT SECURITIES AVAILABLE FOR SALE - NOTE 3                                            5,415,312         6,807,740
LOANS - NOTE 4                                                                              20,328,597        10,769,215
   Less unearned income                                                                       (456,193)         (230,389)
   Less allowance for loan losses                                                             (247,377)         (157,420)
                                                                                           -----------       -----------
      Net loans                                                                             19,625,027        10,381,406
PREMISES AND EQUIPMENT - NOTE 5                                                                505,834           171,360
ACCRUED INTEREST RECEIVABLE                                                                    280,124           206,470
FEDERAL RESERVE BANK CAPITAL STOCK - NOTE 6                                                    120,000           120,000
EXCESS OF PURCHASE PRICE OVER COST OF
   NET ASSETS ACQUIRED - NOTE 7                                                              1,300,895         1,399,317
OTHER ASSETS                                                                                   169,964           112,356
                                                                                           -----------       -----------
                                                                                           $30,244,526       $21,179,343
                                                                                           ===========       ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits - Note 8
      Noninterest-bearing                                                                  $ 4,627,477       $ 3,501,360
      Interest-bearing                                                                      21,124,317        12,834,924
                                                                                           -----------       -----------
         Total deposits                                                                     25,751,794        16,336,284
   Federal funds purchased                                                                           -           650,000
   Other borrowed funds - Note 7                                                                     -         1,100,000
   Other liabilities                                                                           217,908           154,152
                                                                                           -----------       -----------
         Total liabilities                                                                  25,969,702        18,240,436
                                                                                           -----------       -----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 11
STOCKHOLDERS' EQUITY
   Common stock - $1 par value; authorized 9,000,000 shares; issued 416,110 and
      300,957 shares at December 31, 1996
      and 1995, respectively                                                                   416,110           300,957
   Capital in excess of par value of stock                                                   3,695,913         2,678,353
   Retained earnings (deficit)                                                                 174,733           (20,089)
   Net unrealized holding loss on investment
      securities available for sale                                                            (11,932)          (20,314)
                                                                                           -----------       -----------

         Total stockholders' equity                                                          4,274,824         2,938,907
                                                                                           -----------       -----------

                                                                                           $30,244,526       $21,179,343
                                                                                           ===========       ===========

            See notes to consolidated financial statements which are an integral part of these statements.

              CAROLINA COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                                              FOR THE
                                                                                                             PERIOD FROM
                                                                                           FOR THE          MARCH 27, 1995
                                                                                          YEAR ENDED        (INCEPTION) TO
                                                                                          DECEMBER 31,        DECEMBER 31,
                                                                                              1996               1995
                                                                                       ---------------     ---------------
INTEREST INCOME
   Interest and fees on loans                                                          $     1,501,977     $       174,142
   Investment securities
      Taxable                                                                                  354,978              75,353
      Nontaxable                                                                                25,318               5,781
                                                                                       ---------------     ---------------
         Total interest on investment securities                                               380,296              81,134
   Federal funds sold                                                                           71,050               3,453
                                                                                       ---------------     ---------------
         Total interest income                                                               1,953,323             258,729
                                                                                       ---------------     ---------------
INTEREST EXPENSE
   Deposits                                                                                    773,919              87,537
   Federal funds purchased                                                                      14,648                  -
   Other borrowed funds                                                                         20,510              16,309
                                                                                       ---------------     ---------------
         Total interest expense                                                                809,077            103,846
                                                                                       ---------------     ---------------
         Net interest income                                                                 1,144,246             154,883
PROVISION FOR LOAN LOSSES                                                                       97,000               8,000
                                                                                       ---------------     ---------------
         Net interest income after provision for loan losses                                 1,047,246             146,883
                                                                                       ---------------     ---------------
NONINTEREST INCOME
   Service charges on deposit accounts                                                         232,371              33,573
   Other service and exchange charges                                                           58,077               5,256
                                                                                       ---------------     ---------------
         Total noninterest income                                                              290,448              38,829
                                                                                       ---------------     ---------------
NONINTEREST EXPENSES
   Salaries and employee benefits                                                              589,251             135,078
   Occupancy                                                                                    39,914                  -
   Amortization of excess of purchase price over
      cost of net assets acquired                                                               98,422              17,363
   Other operating expenses                                                                    287,217              53,360
                                                                                       ---------------     ---------------
         Total noninterest expenses                                                          1,014,804             205,801
                                                                                       ---------------     ---------------
         Income (loss) before provision for income taxes                                       322,890             (20,089)
PROVISION FOR INCOME TAXES - NOTE 10                                                           128,068                  -
                                                                                       ---------------     ---------------
         Net income (loss)                                                             $       194,822     $       (20,089)
                                                                                       ===============     ===============
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                                            $           .51     $          (.07)
                                                                                       ===============     ===============

            See notes to consolidated financial statements which are an integral part of these statements.

              CAROLINA COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE PERIOD FROM
               MARCH 27, 1995 (INCEPTION) TO DECEMBER 31, 1995




                                                                            CAPITAL IN
                                                                            EXCESS OF          RETAINED
                                                         COMMON             PAR VALUE          EARNINGS
                                           SHARES         STOCK             OF STOCK            (DEFICIT)
                                          --------      -------------      ---------------   -----------
        1995
        ----
Issuance of stock                          300,957      $    300,957       $   2,678,353     $         -
Net loss                                         -                 -                   -
Net unrealized holding loss, net
    of income taxes of $13,263                   -                 -                   -
                                           -------      ------------       -------------     -----------

BALANCE, DECEMBER 31, 1995                 300,957           300,957           2,678,353         (20,089)

        1996
        ----
Net income                                       -                 -                   -         194,822
Issuance of stock                          115,153           115,153           1,017,560               -
Net change in unrealized holding loss
    net of income taxes of $5,472                -                 -                   -               -
                                           -------      ------------       -------------     -----------

BALANCE, DECEMBER 31, 1996                 416,110      $    416,110       $   3,695,913     $   174,733
                                           =======      ============       =============     ===========




                                                NET UNREALIZED
                                               HOLDING LOSS ON
                                                  SECURITIES           TOTAL
                                                  AVAILABLE        STOCKHOLDERS'
                                                   FOR SALE           EQUITY
                                               ---------------    -------------
        1995
        ----
Issuance of stock                               $         -      $   2,979,310
Net loss                                                  -            (20,089)
Net unrealized holding loss, net
    of income taxes of $13,263                      (20,314)           (20,314)
                                                -----------        -----------

BALANCE, DECEMBER 31, 1995                          (20,314)         2,938,907

        1996
        ----
Net income                                                -            194,822
Issuance of stock                                         -          1,132,713
Net change in unrealized holding loss
    net of income taxes of $5,472                     8,382              8,382
                                                 ----------        -----------

BALANCE, DECEMBER 31, 1996                     $    (11,932)      $  4,274,824
                                               ============       ============

See notes to consolidated financial statements which are an integral part of these statements


                                                                                                               FOR THE
                                                                                                             PERIOD FROM
                                                                                           FOR THE          MARCH 27, 1995
                                                                                          YEAR ENDED        (INCEPTION) TO
                                                                                          DECEMBER 31,        DECEMBER 31,
                                                                                            1996                  1995
                                                                                          ------------        -------------
OPERATING ACTIVITIES
   Net income (loss)                                                                      $    194,822        $    (20,089)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating activities
        Amortization of excess of purchase price over
          cost of net assets acquired                                                           98,422              17,363
        Depreciation and amortization                                                           82,001               3,216
        Provision for loan losses                                                               97,000               8,000
        Provision for deferred income taxes                                                    (27,559)            (60,607)
        Net amortization and accretion on securities                                            (6,804)                359
        Changes in assets and liabilities:
          Increase in accrued interest receivable                                              (73,654)           (206,470)
          Increase in other assets                                                             (36,002)            (39,020)
          Increase in other liabilities                                                         58,283             154,152
                                                                                          ------------        ------------

            Net cash provided by (used for) operating activities                               386,509            (143,096)
                                                                                          ------------        ------------

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities held to maturity                          249,991                -
   Proceeds from maturities of investment securities available for sale                      4,654,420                -
   Purchases of investment securities available for sale                                    (3,242,500)         (6,841,676)
   Purchases of investment securities held to maturity                                             -            (1,005,475)
   Net increase in federal funds sold                                                         (650,000)                -
   Net increase in loans                                                                    (9,340,621)        (10,389,406)
   Purchases of premises and equipment                                                        (410,522)           (174,042)
   Excess of purchase price over cost of net assets acquired                                       -            (1,416,680)
                                                                                          ------------        ------------
          Net cash used for investing activities                                            (8,739,232)        (19,827,279)
                                                                                          ------------        ------------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                    1,132,713           2,979,310
   Net increase in deposits                                                                  9,415,510          16,336,284
   Net increase (decrease) in federal funds purchased                                         (650,000)            650,000
   Repayment of borrowings                                                                  (1,100,000)                  -
   Proceeds from borrowings                                                                          -           1,100,000
                                                                                          ------------        ------------

          Net cash provided by financing activities                                          8,798,223          21,065,594
                                                                                          ------------        ------------
          Net increase in cash and due from banks                                              445,500           1,095,219
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                 1,095,219                   -
                                                                                          ------------        ------------
CASH AND DUE FROM BANKS, END OF PERIOD                                                    $  1,540,719        $  1,095,219
                                                                                          ============        ============
CASH PAID FOR
   Interest                                                                               $    734,750        $    193,088
                                                                                          ============        ============

   Income taxes                                                                           $    124,500        $          -
                                                                                          ============        ============


 See notes to consolidated financial statements which are an integral part of these statements.

              CAROLINA COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

    PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
      The consolidated financial statements include the accounts of Carolina Community Bancshares, Inc. ("the Company") and its wholly-owned subsidiary, Carolina Community Bank, N.A. ("the Bank"). All significant intercompany balances and transactions have been eliminated. The Bank operates under a national bank charter and provides full banking services to customers. The Bank is subject to regulation of the Office of the Comptroller of the Currency. The Company is subject to regulation by the Federal Reserve Board.

      The Company was organized under the laws of the state of South Carolina on May 26, 1995 for the purpose of operating as a bank holding company pursuant to the Bank Holding company Act of 1956, as amended. A group of organizers initiated several financial transactions on behalf of the Company prior to the date of incorporation and as early as March 27, 1995, the date of inception. On November 1, 1995, the Company purchased the assets of the Dillon County branch of SouthTrust and began operations of the Bank.

    ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Balance Sheets and the Consolidated Statements of Income for the periods covered. Actual results could differ from those estimates.

    CONCENTRATIONS OF CREDIT RISK
      The Company, through its subsidiary, makes commercial and personal loans to individuals and small businesses located primarily in the Dillon County, South Carolina region. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

    CASH AND CASH EQUIVALENTS
      For purposes of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks". Cash and cash equivalents have an original maturity of three months or less.

    INVESTMENT SECURITIES
      The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities are classified upon purchase as available for sale, held to maturity or trading. Such assets classified as available for sale are carried at market value. Unrealized holding gains or losses are reported as a component of stockholders' equity net of deferred income taxes. Securities classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as held to maturity the Company must have the intent and ability to hold the securities to maturity. Trading securities are carried at market value. The Company has no trading securities. Gains or losses on disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

                                                                    (Continued)

    LOANS
      Loans are stated at the principal balance outstanding and interest income on loans is accrued and taken into income based upon the interest method. The recognition of interest income is discontinued when, in management's judgment, the interest is not collectible in the normal course of business.

      The Company accounts for impaired loans under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows or the underlying collateral values as defined in the pronouncement. The Company includes the provisions of SFAS No. 114, if any, in the allowance for loan losses. There are no impaired loans as of December 31, 1996 or 1995.

    ALLOWANCE FOR LOAN LOSSES
      The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

    PREMISES AND EQUIPMENT
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

    INCOME TAXES
      Certain items of income and expense for financial reporting (principally unrealized gain or loss from investment securities available for sale, provision for loan losses and depreciation) are recognized in different periods for income tax purposes. Provision for deferred taxes is made in recognition of such temporary differences as required under SFAS No. 109, "Accounting for Income Taxes."

    NET INCOME (LOSS) PER SHARE
      Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, 381,649 in 1996 and 300,957 in 1995.

    RECENTLY ISSUED ACCOUNTING STANDARDS
      Accounting standards issued by the Financial Accounting Standards Board that do not require adoption until a future date are anticipated to have no material impact on the financial statements upon adoption. The Financial Accounting Standards Board has issued Statement No. 126, "Exemption from Certain Required Disclosures About Financial Instruments for Certain Nonpublic Entities." In accordance with this statement, the Corporation is not presenting fair value of financial instrument disclosures.

    RECLASSIFICATIONS
      Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income.

                                                                   (Continued)

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

      The Bank is required to maintain average reserve balances either at the bank or on deposit with the Federal Reserve Bank. The average amounts of these reserve balances for the periods ended December 31, 1996 and 1995 were approximately $441,566 and $433,000, respectively.


NOTE 3 - INVESTMENT SECURITIES

      Investment securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1996 and 1995 follow.

                                                                                   GROSS         GROSS
                                                                  AMORTIZED      UNREALIZED    UNREALIZED
                                                                       COST        GAINS        LOSSES        FAIR VALUE
                                                                -------------    ------------ -----------   --------------
AVAILABLE FOR SALE SECURITIES December 31, 1996:
     Mortgage backed securities                                 $   2,989,126    $   11,566   $    30,958   $    2,969,734
     U.S. government and agency securities                          2,195,909         1,235         1,879        2,195,265
     Other securities                                                 250,000           313             -          250,313
                                                                --------------   ----------   -----------    -------------

                                                                $   5,435,035    $   13,114   $    32,837   $    5,415,312
                                                                =============    ==========   ===========   ==============

   December 31, 1995:
     Mortgage backed securities                                 $   3,693,497    $        -     $  40,126   $    3,653,371
     U.S. government and agency securities                          2,697,763         7,184           635        2,704,312
     Other securities                                                 450,057             -             -          450,057
                                                                -------------    ----------     ---------    -------------

                                                                $   6,841,317    $    7,184     $  40,761   $    6,807,740
                                                                =============    ==========     =========    =============

HELD TO MATURITY SECURITIES:
   December 31, 1996:
     Mortgage backed securities                                 $     272,056    $   16,645     $     228   $      288,473
     State and municipal securities                                   364,595         9,434             -          374,029
                                                                -------------    ----------     ---------   --------------

                                                                $     636,651    $   26,079     $     228   $      662,502
                                                                =============    ==========     =========   ==============

   December 31, 1995:
     Mortgage backed securities                                 $     329,106    $   26,876     $     292   $      355,690
     State and municipal securities                                   556,369        15,025             -          571,394
                                                                -------------    ----------     ---------   --------------

                                                                $     885,475    $   41,901     $     292   $      927,084
                                                                =============    ==========     =========   ==============


     There were no realized gains or losses in 1996 or 1995.

                                                                     (Continued)

     The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1996, were as follows:



                                                                HELD TO MATURITY SECURITIES  AVAILABLE FOR SALE SECURITIES
                                                                ----------------------------------------------------------
                                                                     AMORTIZED                    AMORTIZED
                                                                        COST      FAIR VALUE          COST     FAIR VALUE
                                                                ----------------------------------------------------------
     Due in one year or less                                    $      85,000    $   85,210   $        -     $         -
     Due from one to five years                                       279,595       288,819      2,445,909       2,445,578
     Mortgage backed securities                                       272,056       288,473      2,989,126       2,969,734
                                                                -------------    ----------   ------------   -------------

                                                                $     636,651    $  662,502   $  5,435,035   $   5,415,312
                                                                =============    ==========   ============   =============

     Investment securities with an aggregate par value of $2,950,000 at December 31, 1996 and $299,826 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Following is a summary of loans by major classification:


                                                                                                DECEMBER 31,
                                                                                       ----------------------------------
                                                                                            1996                1995
                                                                                       ---------------          ---------
          Real estate - mortgage                                                      $     11,147,000    $     5,990,000
          Real estate - construction                                                           485,000            271,000
          Commercial and industrial                                                          2,038,000            812,000
          Loans to individuals for household,
            family and other consumer expenditures                                           4,191,000          2,697,000
          Agriculture                                                                          507,000            172,000
          All other loans, including overdrafts                                              1,960,597            827,215
                                                                                      ----------------    ---------------

                                                                                      $     20,328,597    $    10,769,215
                                                                                      ================    ===============


        The Company's loan portfolio consisted of approximately $18,086,510 and $1,499,498 in fixed rate loans as of December 31, 1996 and 1995, respectively. At December 31, 1996, fixed rate loans with maturities in excess of one year amounted to approximately $11,558,897.

        Changes in the allowance for loan losses are summarized as follows:

                                                                                                              FOR THE
                                                                                                             PERIOD FROM
                                                                                           FOR THE          MARCH 27, 1995
                                                                                          YEAR ENDED        (INCEPTION) TO
                                                                                          DECEMBER 31,        DECEMBER 31,
                                                                                             1996                 1995
                                                                                       ------------------- ----------------
           Balance, beginning of period                                                $       157,420     $       150,013
           Recoveries of loans previously charged
            against the allowance                                                                5,889                 -
           Provided from current period's income                                                97,000               8,000
           Loans charged against the allowance                                                 (12,932)               (593)
                                                                                       ---------------     ---------------

           Balance, end of period                                                      $       247,377     $       157,420
                                                                                       ===============     ===============


        At December 31, 1996 and 1995, there were no non-accrual loans.

                                                                   (Continued)

 NOTE 5 - PREMISES AND EQUIPMENT

        Premises and equipment at December 31 is summarized as follows:

                                                                                              1996                 1995
                                                                                       -----------------   ------------
           Land and buildings                                                          $       257,623     $     153,955
           Furniture, fixtures and equipment                                                   326,941            20,087
                                                                                       ---------------     -------------

                                                                                               584,564           174,042

           Less accumulated depreciation                                                       (78,730)           (2,682)
                                                                                       ---------------     -------------

                                                                                       $       505,834     $     171,360
                                                                                       ===============     =============

        Depreciation of bank premises and equipment charged to operating expense totaled $76,048 in 1996 and $2,682 in 1995, respectively.


NOTE 6 - FEDERAL RESERVE BANK CAPITAL STOCK

        The Bank, as a member institution of the Federal Reserve System, is required to own capital stock in the Federal Reserve. The Bank must have a subscription equal to 6% of the Bank's capital and surplus, and 3% must be paid in. This investment is carried at cost. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Dividends received on Federal Reserve stock amounted to $7,200 and $1,180 in 1996 and 1995, respectively.


NOTE 7 - BUSINESS COMBINATION

        Pursuant to a Stock Purchase Agreement entered into with SouthTrust Corporation, the Company consummated the purchase of SouthTrust Bank of Dillon County on November 1, 1995. Concurrently with the purchase, SouthTrust Bank of Dillon County changed its name to Carolina Community Bank, N.A. The cash purchase price was $4,000,000, resulting in an excess of purchase price over the book value of the net assets acquired of $1,416,680. The acquisition was accounted for as a purchase and the accompanying consolidated financial statements include the results of operations from November 1, 1995. Results of operations for Carolina Community Bank, N.A. for the year ended December 31, 1995 (based on unaudited information) were as follows and are presented as though the entities had combined January 1, 1995 (amounts, except per share data, in thousands):



        Interest income                                       $ 1,460
        Interest expense                                          515
        Net interest income                                       945
        Provision for loan losses                                  21
        Net income                                                202
        Net income per share                                      .67



        The excess of the purchase price over the net book value of the assets acquired is being amortized over 15 years using the straight-line method. Amortization expense was $98,422 and $17,363 for the years ended December 31, 1996 and 1995, respectively.

                                                                     (Continued)

        In conjunction with the acquisition of the Bank, the Company borrowed $1,100,000. The loan was for a period of ten years and carried an interest rate of prime. The loan was secured by one hundred percent of the Bank's common stock. During 1996, the entire loan was repaid using the proceeds obtained from the sale of its common stock.


NOTE 8 - DEPOSITS

        At December 31, 1996 and 1995, certificates of deposit of $100,000 or more totaled approximately $2,211,291 and $500,000, respectively. Interest expense on these deposits was approximately $96,872 in 1996, and $4,889 in 1995.

        At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:


            1997                                            $    12,885,758
            1998                                                    302,992
            1999                                                     55,540
            2000                                                     21,896
            2001 and thereafter                                     723,537
                                                            ---------------

                                                            $    13,989,723




NOTE 9 - LINES OF CREDIT

        At December 31, 1996, the Bank had unused short-term lines of credit totaling $3,000,000 to purchase Federal Funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.


NOTE 10 - INCOME TAXES

        The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes:


        Income taxes currently payable
           Federal                                                                   $       132,945
           State                                                                              22,682
                                                                                     ---------------
                                                                                             155,627

        Tax consequences of allowance for loan
           losses deferred for tax purposes                                                  (27,559)
                                                                                     ---------------
            Provision                                                                $       128,068
                                                                                      ==============



                                                                     (Continued)

        Deferred income taxes of $88,166 and $60,607 are included in other assets at December 31, 1996 and 1995, respectively. Deferred tax assets are comprised of the following at December 31:


                                                            1996       1995
                                                          -------     -------
  Unrealized losses on available for sale securities $ 7,791 $13,263 Allowance for loan losses reported differently for
     financial statement and income tax purposes           80,375      47,344
                                                           ------     -------

                                                          $88,166     $60,607
                                                           ======     =======




        The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows (amounts in thousands):


                                                                1996
                                                          --------------------
                                                            Amount        %
                                                          ---------     ------
  Tax expense at statutory rate                           $109,785       34.0%
  Increase (decrease) in taxes resulting from:
    Tax exempt interest                                     (8,608)      (2.6)
    State bank tax (net of federal benefit)                 10,656        3.3
    Other - net                                             16,235        5.0
                                                           -------       ----

  Tax provision                                           $128,068       39.7%
                                                          ========       ====



NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance is represented by the contractual notional amount of the instrument. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and marketable securities.


                                                                     (Continued)

        At December 31, 1996, there were $777,700 of commitments to extend credit. Of this amount, $662,700 were at fixed rates and $115,000 were at variable rates.


NOTE 12 - RESTRICTION ON DIVIDENDS

        The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. Federal banking regulations restrict the amount of dividends that can be paid and such dividends are payable only from the retained earnings of the Bank. At December 31, 1996 the Bank's retained earnings were $174,733.


NOTE 13 - TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

        Directors and executive officers of the Company and the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Also, included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rates and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans to all executive officers and directors, including immediate family and business interests, at December 31, 1996 and 1995, were $199,739 and $56,000, respectively. During 1996, $385,115 of new loans were made to this group and repayments of $241,376 were received. Deposits by directors and their related interests, as of December 31, 1996 and 1995, approximated $629,000 and $310,000, respectively.


NOTE 14 - EMPLOYEE BENEFIT PLAN

        The Bank has a defined contribution pension plan covering all employees who have attained age eighteen. Upon ongoing approval of the Board of Directors, the Bank makes qualified nonelective contributions to the plan. Participants are eligible to receive an allocation from the employer's contribution only if the participant is employed on the last day of the plan year and has more than 500 hours of service during the plan year. For the years ended December 31, 1996 and 1995, $19,000 and $0, respectively, were charged to operations under the plan.


NOTE 15 - STOCK OPTION PLAN

        On June 11, 1996, the Company adopted a nonqualified stock option plan for the benefit of key officers. The plan granted 32,500 options to officers at an exercise price of $10 per share. The options vest at the end of five years of service and expire twelve years from the grant date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:


        Net income - as reported                                                                $    194,822
        Net income - pro forma                                                                       186,458
        Net income per share - as reported                                                               .51
        Net income per share - pro forma                                                                 .49


                                                              (Continued)

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. The risk-free interest rate used was 6.13%, the expected option life was 5 years and the assumed dividend rate was zero.

        As of December 31, 1996, no options were exercisable and no additional options were available for grant. The weighted average fair value of options granted during 1996 was $2.57 per option.


NOTE 16 - REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 1996, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                             TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                                     FOR CAPITAL         PROMPT CORRECTIVE
                                                                                  ADEQUACY PURPOSES      ACTION PROVISIONS
                                                                                  -----------------      -----------------
                                                                ACTUAL                MINIMUM                 MINIMUM
                                                          ------------------      -----------------      -----------------
                                                          AMOUNT       RATIO      AMOUNT     RATIO       AMOUNT      RATIO
                                                          ------       -----      ------    ------       ------     ------
AS OF DECEMBER 31, 1996                                                         (AMOUNTS IN $000)
   Total Capital (to risk
     weighted assets)                                   $   3,126      15.51%  $   1,612       8.0%   $   2,016       10.0%
   Tier I Capital (to risk
     weighted assets)                                       2,883      14.30         806       4.0        1,209        6.0
   Tier I Capital (to average
     assets)                                                2,883       9.78       1,180       4.0        1,475        5.0
AS OF DECEMBER 31, 1995
   Total Capital (to risk
     weighted assets)                                       2,711      24.84%        873       8.0        1,091       10.0
   Tier I Capital (to risk
     weighted assets)                                       2,554      23.40         437       4.0          655        6.0
   Tier I Capital (to
     average assets)                                        2,554      12.91         791       4.0          989        5.0


                                                                     (Continued)

NOTE 17 - PARENT COMPANY INFORMATION

        Following is condensed financial information of Carolina Community Bancshares, Inc. (parent company only) (amounts in thousands):

                           CONDENSED BALANCE SHEETS


                                                                                                 DECEMBER 31,
                                                                                               1996               1995
                                                                                          -------------     --------------
     ASSETS
        Cash                                                                              $          21     $           11
        Investment in Bank subsidiary                                                             4,259              4,033
        Organization costs, net                                                                      13                 15
        Other assets                                                                                  2                  6
                                                                                          -------------     --------------

                                                                                          $       4,295     $        4,065
                                                                                          =============     ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Accrued expenses                                                                  $          20     $           26
        Other borrowings                                                                            -                1,100
        Stockholders' equity                                                                      4,275              2,939
                                                                                          -------------     --------------

                                                                                          $       4,295     $        4,065
                                                                                          =============     ==============




                                              CONDENSED STATEMENTS OF INCOME
                                                                                                               FOR THE
                                                                                                             PERIOD FROM
                                                                                            FOR THE         MARCH 27, 1995
                                                                                           YEAR ENDED       (INCEPTION) TO
                                                                                           DECEMBER 31,      DECEMBER 31,
                                                                                               1996              1995
                                                                                          -------------     --------------
     INCOME
        Other income                                                                      $           1     $           13

     EXPENSES
        Sundry                                                                                       33                 66
                                                                                          -------------     --------------
          Loss before equity in undistributed
            net income of bank subsidiary                                                           (32)               (53)

     EQUITY IN UNDISTRIBUTED NET INCOME
        OF SUBSIDIARY                                                                               227                 33
                                                                                          -------------     --------------

          Net income (loss)                                                               $         195     $          (20)
                                                                                          =============     ==============


                                                                     (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                               FOR THE
                                                                                                              PERIOD FROM
                                                                                           FOR THE           MARCH 27, 1995
                                                                                           YEAR ENDED        (INCEPTION) TO
                                                                                           DECEMBER 31,       DECEMBER 31,
                                                                                              1996                1995
                                                                                          -------------     ---------------
     OPERATING ACTIVITIES
        Net income (loss)                                                                 $         195     $          (20)
        Adjustments to reconcile net income (loss) to
          net cash used for operating activities
            Equity in undistributed net income
              of bank subsidiary                                                                   (227)               (33)
            Amortization                                                                              2                  1
            Change in other assets                                                                    4                (21)
            Change in accrued expenses                                                                3                  5
                                                                                          -------------     --------------

                Net cash used for operating activities                                              (23)               (68)
                                                                                          -------------     --------------

     INVESTING ACTIVITIES
        Purchase of bank                                                                            -               (4,000)
                                                                                          -------------     --------------

     FINANCING ACTIVITIES
        Repayment of other borrowings                                                            (1,100)               -
        Proceeds from sale of stock                                                               1,133              2,979
        Proceeds from other borrowings                                                              -                1,100
                                                                                          -------------     --------------

                Net cash provided by financing activities                                            33              4,079
                                                                                          -------------     --------------

                Net increase in cash                                                                 10                 11

     CASH, BEGINNING OF PERIOD                                                                       11                -
                                                                                          -------------     --------------

     CASH, END OF PERIOD                                                                  $          21     $           11
                                                                                          =============     ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this Item.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The Company's and the Bank's directors and executive officers are as follows:


                                                     POSITION WITH                          POSITION WITH
           NAME                                         COMPANY                                 BANK
-----------------------------                -----------------------------         ------------------------------
R. Walton Brown                                President, Chief Executive            President, Chief Executive
                                              Officer and Class I Director               Officer and Director

Charles R. Vance, III.                        Executive Vice President and          Executive Vice President and
                                                    Class I Director                          Director

Gerald N. Arnette, Jr.                       Vice President, Secretary and          Vice President, Secretary and
                                                   Class II Director                          Director

A. LaFon LeGette, Jr.                               Class I Director                          Director

Carroll G. Allen                                   Class II Director                          Director

Virginia W. Curry                                  Class II Director                          Director

Dr. McKethan R. Gaddy                              Class II Director                          Director

Mendel E. Smith                                    Class III Director                         Director

Lewis V. Stepp                                     Class III Director                         Director

Dr. Michael N. Brown                               Class III Director                         Director



         Each of the above persons has been a director of the Company since May 1995, except for Mr. Arnette who was elected as a director of the Company on January 9, 1996. The Company has a classified Board of Directors whereby one-third of the members will be elected each year at the Company's Annual Meeting of Shareholders. Upon such election, each director of the Company will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

         R. WALTON BROWN, age 44, has served as a director of the Bank since January 1989, and as President and Chief Executive Officer of the Bank since January, 1984 and of the Company since May, 1995.

         CHARLES R. VANCE, III, age 49, has served as a director of the Bank since November, 1995 and as the Executive Vice President of the Company and the Bank since November, 1995. Prior to joining the Company, Mr. Vance served as Vice President of First Citizens Bank, Dillon, South Carolina since December 1991.

         GERALD N. ARNETTE, JR., age 38, has served as a director of the Bank since January 1996 and as the Vice President and Secretary of the Company since May, 1995 and of the Bank since November, 1995. Prior to joining the Bank, Mr. Arnette served as Vice President with First Citizens Bank from 1980 until 1995.

         A. LAFON LEGETTE, JR., age 53, has served as a director of the Bank since January, 1993 and has for the past five years practiced law in Latta, South Carolina.

         CARROLL G. ALLEN, age 67, has served as a director of the Bank since June, 1991 and has served in various capacities including as General Agent and most recently Agency Manager for Farm Bureau Insurance, Dillon, South Carolina for the past five years.

         VIRGINIA CURRY, age 55, has served as a director of the Bank since November, 1995 and has for the past five years been employed by Charles E. Curry, Attorney at Law, Dillon, South Carolina in various capacities, including Associate Secretary and Office Manager.

         DR. MCKETHAN R. GADDY, age 43, has served as a director of the Bank since November, 1995 and has for the past five years been an owner of Dillon Eye Care Associates, Dillon, South Carolina.

         MENDEL E. SMITH, age 72, has served as a director of the Bank since November, 1995 and has for the past five years been engaged in the operation of a farm in Dillon, South Carolina.

         LEWIS V. STEPP, age 69, has served as a director of the Bank since November, 1995 and has for the past five years served as Vice President of Dillon Provision Company, Dillon, South Carolina.

         DR. MICHAEL N. BROWN, age 45, has served as a director of the Bank since November, 1995 and has for the past five years been engaged as a partner in Dillon Family Medicine, Dillon, South Carolina.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company other than between R. Walton Brown and Dr. Michael N. Brown who are brothers.

         The Company is not subject to the requirement of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table provides certain summary information for the fiscal year ended December 31, 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer (the "Named Executive Officer") (no other executive officers of the Company earned more than $100,000 during fiscal 1995).



                          SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                       ANNUAL COMPENSATION            NUMBER OF
    NAME AND                                           -------------------             OPTIONS               ALL OTHER
PRINCIPAL POSITION                    YEAR             SALARY        BONUS             AWARDED            COMPENSATION(1)
------------------                    ----             ------        -----             -------             ------------
R. Walton Brown...................    1996            $70,000      $     0              10,000                $4,091
  President and Chief
  Executive Officer                   1995             60,000       14,000                   0                     0




(1)     Represents matching contributions under the Company's 401(k) Plan.

        The Company's and the Bank's outside directors are paid $50 per month and $50 for each Board meeting attended. Directors who are also executive officers of the Bank are not additionally compensated as members of the Bank's or the Company's Board of Directors.

STOCK OPTIONS

        The following table provides certain information concerning individual grants of stock options made during the year ended December 31, 1996 to the Named Executive Officer:


                                                OPTION GRANTS IN LAST FISCAL YEAR
                                                        INDIVIDUAL GRANTS
                                            ------------------------------------------
                                                    % OF TOTAL
                                                      OPTIONS
                                                    GRANTED TO        EXERCISE OR
                                    OPTIONS        EMPLOYEES IN        BASE PRICE
                                    GRANTED           FISCAL             ($ PER        EXPIRATION
             NAME                     (#)              YEAR              SHARE)           DATE
             ----                    -----             -----             ------           ----
R. Walton Brown...............       10,000 (1)        30.8%             $10.00          6/11/01




(1) Options become fully vested and exercisable at the end of five years from the date of grant, contingent upon continued service with the Company.

        The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 1996. No stock options were exercised during fiscal 1996 by the Named Executive Officer.


                                                       NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED IN-
                                                      OPTIONS AT FISCAL YEAR               THE-MONEY OPTIONS AT
                                                                END                         FISCAL YEAR-END(1)
                                                     ------------------------            --------------------------
                     NAME                             EXER-           UNEXER-             EXER-             UNEXER-
                     ----                            CISABLE          CISABLE            CISABLE            CISABLE
                                                     -------          -------            -------            -------
R. Walton Brown...............................         0              10,000              N/A                 $0

---------------------------

(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at December 31, 1996 ($10.00 per share) and the exercise price of the options. As of such date, no organized trading market existed for the common stock of the registrant. The aggregate market value was computed by reference to the public offering price of the common stock of the registrant in its recently completed initial public offering.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 10, 1997 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. Each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person.


                                                AMOUNT AND NATURE OF         PERCENT OF
            BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)    OUTSTANDING SHARES
            ----------------                  -----------------------    ------------------
R. Walton Brown..........................            5,050                      1.21%
Charles R. Vance.........................            5,350(2)                   1.28
A. LaFon LeGette, Jr.....................           17,500(3)                   4.21
Carroll G. Allen.........................            8,000(4)                   1.92
Virginia W. Curry........................            2,500                        *
Dr. McKethan R. Gaddy....................            3,200                        *
Mendel E. Smith..........................           10,000                      2.40
Lewis V. Stepp...........................           11,000                      2.64
Dr. Michael N. Brown.....................           15,000                      3.60
Gerald N. Arnette, Jr....................            5,000                      1.20
                                                   -------                    ------

 Directors and executives officers
 as a group (10 persons). . . . . . . .             82,600                      19.9

-------------------------

*  Less than one percent.

(1) Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 416,110 shares outstanding.
(2)      Includes 300 shares owned by Mr. Vance's children.
(3) Includes 10,000 shares owned by Mr. LeGette's father over which Mr. LeGette has voting power and includes 500 shares owned by Mr. LeGette's wife.
(4)      Includes 4,000 shares owned by Mr. Allen's wife.

        There are no arrangements known to the Company, the operation of which may at a subsequent date, result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        A. LaFon LeGette, Jr., a director of the Company, is an attorney in Latta, South Carolina, who has been retained by the Bank from time to time and will continue to be retained for occasional matters by the Bank and/or the Company.

        The Bank may extend loans from time to time to certain of the Company's directors, their associates and members of the immediate families of the directors and executive officers of the Company. These loans will be made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, and will not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 33-97778 (referred to as "SB-2"),
(ii) Amendment No. 1 to the Company's Registration Statement on Form SB-2 (referred to as "SB-2 Amendment No. 1"), (iii) Amendment No. 2 to the Company's Registration Form SB-2 (referred to as "SB-2 Amendment No. 2"), or (iv) the Company's Current Report on Form 8-K dated July 3, 1996 (referred to as "8-K"). The exhibit number corresponds to the exhibit number in the referenced document.


        Exhibit No.                                           Description of Exhibit
        -----------                                           ----------------------
         *3(i)              -               Articles of Incorporation of the Company (SB-2).

         *3(i).1            -               Articles of Amendment of the Articles of Incorporation of the
                                            Company (SB-2 Amendment No. 2).

         *3(ii)             -               Bylaws of the Company (SB-2).

         *4.1               -               Specimen Common Stock Certificate (SB-2 Amendment No. 2).

        *10.1               -               Stock Purchase Agreement dated July 11, 1995 between the Company and SouthTrust
                                            Corporation for the purchase of the Bank (SB-2).

        *16.1               -               Letter on Change in Certifying Accountant (8-K)

         21.1               -               Subsidiaries of the Registrant.

         27.1               -               Financial Data Schedule (for SEC use only).


        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CAROLINA COMMUNITY BANCSHARES, INC.


Date:  March 25, 1997                                  By:/s/ R. Walton Brown
                                                       ------------------------------------------------------
                                                       R. Walton Brown
                                                       President and Chief Executive Officer
                                                       Principal Executive, Financial and Accounting Officer)



        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



                  Signature                                          Title                                  Date
                  ---------                                          -----                                  ----
 /s/ R. Walton Brown                           President and Chief Executive Officer                   March 25, 1997
-----------------------------------
R Walton Brown                                 (Principal Executive, Financial and
                                               Accounting Officer) and Director

 /s/ Charles R. Vance, III                     Executive Vice President and Director                   March 25, 1997
-----------------------------------
Charles R. Vance, III


 /s/ Gerald N. Arnette, Jr.                    Vice President and Director                             March 25, 1997
-----------------------------------
Gerald N. Arnette, Jr.


 /s/ A. LaFon LeGette, Jr.                     Director                                                March 25, 1997
-----------------------------------
A. LaFon LeGette, Jr.


 /s/ Carroll G. Allen                          Director                                                March 25, 1997
-----------------------------------
Carroll G. Allen


 /s/ Virginia W. Curry                         Director                                                March 25, 1997
-----------------------------------
Virginia W. Curry


 /s/ McKethan R. Gaddy, M.D.                   Director                                                March 25, 1997
-----------------------------------
McKethan R. Gaddy, M.D.

 /s/ Mendel E. Smith                           Director                                                March 25, 1997
-----------------------------------------
Mendel E. Smith


                                               Director                                                March __1997
-----------------------------------------
Lewis V. Stepp


                                               Director                                                March __1997
-----------------------------------------
Michael N. Brown, M.D.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. Simultaneously with the filing of this annual report on Form 10-KSB, however, the Company is filing a Form 15 Certification of Suspension of Duty to File Reports under Sections 13 and 15(d) of the Act and therefore the Company does not intend to furnish copies of its annual report or proxy materials with the Commission.

                              INDEX TO EXHIBITS



        Exhibit
        Sequential
        Number                              Description                                  Page Number
        ----------                          -----------                                  -----------
        21.1                        Subsidiaries of the Registrant

        27.1                        Financial Data Schedule (for SEC use only)